Form 10-Q
period 1996-03-31
MILE HIGH BREWING CO
filed 1996-06-25
CIK 928418

============================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          _________________________

                                  FORM 10-QSB
                          _________________________

        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                            Exchange Act of 1934

                    For the Quarter Ended March 31, 1996

                     Commission File Number  33-95606

                          MILE HIGH BREWING COMPANY

             (Exact name of registrant as specified in charter)

               Delaware                                    93-1145738
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)


                        _______________________________


                                2401 Blake Street
                            Denver, Colorado 80205
                                (303) 299-0147

               (Address, including Zip code, and telephone number, including area code, of registrant's principal executive offices)

                        ________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.                  [ ] YES       [X] NO


Transitional Small Business Disclosure Format:             [ ] YES       [X] NO

Number of shares of common stock outstanding as of March 31, 1996: 4,690,167 shares, $.001 par value

                             MILE HIGH BREWING COMPANY

                                INDEX TO FORM 10-Q


Part I - Financial Information

     Item 1  Financial Statements

             Balance Sheet - March 31, 1996 and December 31, 1995             3

             Statement of Operations - Three Months Ended March 31,
              1996 and 1995                                                   4

             Statement of Cash Flows - Three Months Ended March 31,
              1996 and 1995                                                   5

             Notes to Financial Statements                                    6

     Item 2  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    8

Part II - Other Information

     Item 6  Exhibits and Reports on Form 8-K                                10

Signatures                                                                   12

                          Mile High Brewing Company
                        (A Development Stage Company)
                                Balance Sheet

                                            March 31,
                                              1996               December 31,
ASSETS                                     (unaudited)               1995
                                          ------------           ------------
Current assets:
     Cash and cash equivalents            $    12,471            $   379,691
     Accounts receivable                       53,835                 44,118
     Inventories                              150,600                 86,763
     Other current assets, net                 41,800                 67,837
                                          ------------           ------------
     Total current assets                     258,706                578,409
Property and equipment, net                 2,571,427              2,178,732
Deferred stock offering costs                  19,284                   -
Other non-current assets, net                 154,288                131,950

Total assets                              $ 3,003,705            $ 2,889,091
                                          ============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of capital lease     $    42,540            $    24,029
     Accounts payable                         122,411                143,750
     Accrued liabilities                       79,141                 79,526
     Payable to parent and affiliated
       companies, net                          54,021                 20,614
     Current portion of advances from
       affiliates                             400,000                400,000

     Total current liabilities                698,113                667,919

Capital lease                                 320,034                  5,868
Advances from affiliates                      650,000                650,000
Deferred rent                                  48,060                 43,377
                                          ------------           ------------
                                            1,716,207              1,367,164

Commitments

Shareholders' equity:
     Common stock, $.001 par value -
      10,000,000 shares authorized,
      4,690,167 shares outstanding              4,690                  4,690
     Additional paid-in capital             2,245,459              2,245,581
     Deficit accumulated during the
      development stage                      (962,651)              (728,344)
                                          ------------           ------------
                                            1,287,498              1,521,927
     Total liabilities and shareholders'
      equity                              $ 3,003,705            $ 2,889,091
                                          ============           ============

                           Mile High Brewing Company
                         (A Development Stage Company)

                            Statement of Operations
                                  (Unaudited)


                                          Three Months Ended March 31,
                                             1996             1995
                                          ------------    ------------
Gross sales                                   104,614           3,353
Less: excise taxes                              4,407            -
                                          ------------    ------------
Net sales                                     100,207           3,353

Cost of sales                                 173,669             865
                                          ------------    ------------

Gross profit (deficit)                        (73,462)          2,488

Selling, general and
     administrative expenses                  160,070          41,599
                                          ------------    ------------

Loss from operations                         (233,532)        (39,111)

Other income (expense)
     Interest income                            2,937           9,851
     Interest expense                          (3,712)           -
                                          ------------   -------------
                                                 (775)          9,851

Net loss                                  $  (234,307)   $    (29,260)
                                          ============   =============

Net loss per common share                 $     (0.05)   $      (0.01)
                                          ============   =============

Weighted average number of
common shares outstanding                   4,690,167       4,670,573
                                          ============   =============



  The accompanying notes are an integral part of this financial statement

                            Mile High Brewing Company
                          (A Development Stage Company)

                            Statement of Cash Flows
                                  (Unaudited)

                                          Three Months Ended March 31,
                                             1996             1995
                                          ------------     -----------
Cash flows from operating activities:
   Net loss                               $  (234,307)     $   (29,260)
   Reconciliation of net loss to net
    cash used for operating activities:
    Depreciation and amortization              42,500             -
    Increase in deferred rent                   4,683             -
    Changes in assets and liabilities:
      Accounts receivable                      (9,717)            -
      Inventories                             (63,837)             (49)
      Other current assets                     26,037           (3,518)
      Accounts payable                        (21,339)         (20,288)
      Accrued liabilities                        (385)           1,361
      Payables to parent and affiliated
        companies                              33,407           50,038
                                          ------------     ------------
   Net cash used for operating activities    (222,958)          (1,716)

Cash flows from investing activities:
   Purchases of property and equipment       (435,317)        (251,657)
   Increase in other non-current assets       (22,338)          (3,403)
                                          ------------     ------------
Net cash used for investing activities       (457,655)        (255,060)

Cash flows from financing activities:
   Increase in deferred stock offering costs  (19,284)            -
   Increase in  stock offering costs             -             (38,437)
   Proceeds from capital lease                345,690             -
   Principal payments on capital lease        (13,013)            -
                                          ------------     ------------
   Net cash (used for) provided by
    financing activities                      313,393          (38,437)
                                          ------------     ------------
Net decrease in cash and cash equivalents    (367,220)        (295,213)

Cash and cash equivalents:
   Beginning of period                        379,691        2,252,087
                                          ------------     ------------
   End of period                          $    12,471      $ 1,956,874
                                          ============     ============

 The accompanying notes are an integral part of this financial statement

                           MILE HIGH BREWING COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


DEVELOPMENT STAGE COMPANY

Mile High Brewing Company (the "Company") was formed on June 8, 1994 for the purpose of developing and operating one or more breweries in Colorado for the production of high quality, hand-crafted ales for sale in bottle and draft.
The Company has built a brewery in a leased commercial building in the historic LoDo District of downtown Denver, Colorado. The brewery is situated two blocks north of Coors Field, home of the Colorado Rockies major league baseball team. The brewery has an initial production capacity of 11,700 barrels per year with a maximum designed production capacity of 60,000 barrels per year.

The Company is a development stage company that was organized under the laws of the State of Delaware. From the date of inception (June 8, 1994) through March 31, 1996, the Company's efforts have been directed toward: 1)organizing and completing a public offering of shares of its Common Stock, 2)building and equipping its brewery, 3)developing and beginning production of six distinct styles of hand-crafted ales and 4)establishing a network of 19 independent distributors. The Company is a majority-owned subsidiary of Willamette Valley, Inc. Microbreweries across America ("WVI"), a company organized to establish microbreweries throughout the United States. At March 31, 1996, WVI owned approximately 51% of the Company's Common Stock.


BASIS OF PRESENTATION

The accompanying interim financial statements are unaudited and have been prepared by Mile High Brewing Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period presented. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form SB-2 for the year ended December 31, 1995 filed with the Securities and Exchange Commission. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

Inventories

Inventories consist of the following:

                            MILE HIGH BREWING COMPANY

                                   (Unaudited)

                                                      March 31,    December 31,
                                                        1996          1995
                                                    ------------   ------------

Raw materials                                       $     26,374   $     18,372
Work-in-process                                           67,442         26,332
Finished goods                                            40,335         25,915
Retail products                                           16,449         16,144
                                                    ------------   ------------
                                                    $    150,600   $     86,763
                                                    ============   ============

Property and Equipment

Property and Equipment consists of the following:
                                                      March 31,    December 31,
                                                        1996          1995
                                                    ------------   ------------
Building and improvements                          $  1,283,084   $  1,277,484
Brewery equipment                                     1,304,220        893,798
Office furniture and equipment                           23,581         23,034
Vehicles                                                 21,250         21,250
Construction in progress                                 32,626         14,000
                                                   -------------   ------------
                                                      2,664,761      2,229,566
Less accumulated depreciation and amortization          (93,334)       (50,834)
                                                   -------------   ------------
                                                      2,571,427      2,178,732
                                                   ============    ============

Income Taxes

No benefit for income taxes was recognized for the periods ended March 31, 1996 and 1995 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future against which such benefits could be realized. Accumulated net operating loss carryforwards at March 31, 1996 and December 31, 1995 were $1,020,000 and $785,000, respectively.

Shareholders' Equity

The Company has commenced a second public offering of common stock. The Company has registered an offering with the SEC in an effort to sell an additional 1,053,000 shares of its Common Stock at an offering price of $1.85 per share.

                           MILE HIGH BREWING COMPANY

                                   (Unaudited)

Related Party Transactions

For the three months ended March 31, 1996, the Company purchased management and administrative services from WVI at a total cost of $8,175. WVI contracts for certain of these services under a general services agreement between WVI and Nor'Wester Brewing Company, Inc. ("Nor'Wester"), an affiliated company. The Company also purchased stock transfer services from Willamette Valley Vineyards, Inc. ("WVV"), an affiliated company, for $2,649 for the quarter ended March 31, 1996. In conjunction with the Company's proposed stock offering, the Company has been charged an aggregate of $5,550 by WVI, Nor'Wester and WVV for stock offering services.

In April 1996, the Company commenced cooperative brewing of Nor'Wester beer under the Cooperative Brewing Agreement. Sales to Nor'Wester under this agreement totaled $172,944 through May 31, 1996. In April, Nor'Wester purchased $25,000 of 1/2 barrel kegs to be used for production of Nor'Wester beer.

Net Loss Per Share

Net loss per common share is calculated based on the weighted average number of common shares outstanding. Shares owned by the Company's parent, WVI, and held in escrow are included in the weighted average number of common shares outstanding.

                              MILE HIGH BREWING COMPANY

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Company began brewing beer in August 1995 and beer sales commenced in September 1995. Net revenues from beer and retail products totaled $100,207 for the three months ended March 31, 1996. Revenues for the comparable period in 1995 totaling $3,353 were limited to the sale of retail merchandise such as T-shirts and hats as the brewery had not yet commenced operations. Cost of goods sold as a percentage of net revenues for the quarter ended March 31, 1996 was 173.3% reflecting the disproportionate cost of production for goods sold during a period when the facility is operating at less than its maximum designed capacity, as well as development-stage production costs such as recipe testing. Cost of goods sold for the comparable period in the prior year was 25.8% reflecting the cost of the retail merchandise sold during the quarter.

Selling, general and administrative expenses for the three months ended March 31, 1996 totaled $160,070, an increase of $118,471 over the comparable period in 1995. This is primarily due to the additional management and administrative support required when the Company commenced operations.

Liquidity and Capital Resources

For the quarter ended March 31, 1996, cash and cash equivalents decreased $367,220 primarily due to operating losses of $234,307. Other uses of funds include an increase in accounts receivable of $9,717, an increase in inventories of $63,837, an increase in deferred stock offering costs of $19,284, an increase in property and equipment of $435,195, principal debt payments of $13,013, an increase in other non-current assets of $22,338 and a decrease in accounts payable of $21,339. Primary sources of funds include a decrease in other current assets of $26,037, capital lease proceeds of $345,690 and an increase in amounts payable to affiliated companies of $33,407.

Management believes that the Company's current working capital, together with income from operations will satisfy its cash requirements through September 30, 1996. Thereafter, the Company will be dependent upon proceeds from debt or equity financing as cash flows from operations are not expected to be sufficient to satisfy the Company's working capital needs for the next twelve months.

The Company has commenced a second public offering of its common stock.
The Company has registered an offering with the SEC in an effort to sell up to 1,053,000 shares of its Common Stock at a proposed offering price of $1.85 per share. This offering, if successfully completed, will generate net proceeds of approximately $458,000 at a minimum or $1.7 million at a maximum, which will provide the Company with sufficient funds for the equipment and

                              MILE HIGH BREWING COMPANY

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


working capital required to expand production to 39,000 barrels per year, to repay WVI the first $400,000 of its loan to the Company and to sustain operations for at least the next twelve months. If, for any reason, the Company is unable to finance future expansion and working capital requirements through its second self-underwritten public offering of common stock, alternative methods of financing would have to be developed. No assurance can be given that the offering will be successful or that alternative methods of financing would be available on terms acceptable to the Company or at all. Having to develop alternative means of financing would likely slow expansion and such alternative financing may be more costly. The Company's inability to obtain additional capital would result in a material adverse effect on the Company's business and results of operations.

                           PART II.   OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

          (a) No reports were filed on Form 8-K during the quarter for which this report is filed

                                   SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MILE HIGH BREWING COMPANY




Date: June 13, 1996             By ____________________
                                   James W. Bernau
                                   President

                                   SIGNATURES



Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MILE HIGH BREWING COMPANY




Date: June 13, 1996                By /s/ James W. Bernau
                                      James W. Bernau
                                      President