Form 10-Q
period 1996-06-30
MILE HIGH BREWING CO
filed 1996-08-19
CIK 928418

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            _________________________

                                   FORM 10-QSB
                            _________________________

                Quarterly Report Pursuant to Section 13 or 15 (d)
                      of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 1996

                        Commission File Number  33-95606

                            MILE HIGH BREWING COMPANY

               (Exact name of registrant as specified in charter)

                Delaware                               93-1145738
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)             Identification Number)


                            _________________________


                                2401 Blake Street
                              Denver, Colorado 80205
                                 (303) 299-0147

               (Address, including Zip code, and telephone number, including area code, of registrant's principal executive offices)

                            _________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.                  [X] YES       [ ] NO


Transitional Small Business Disclosure Format:             [ ] YES       [X] NO

     Number of shares of common stock outstanding as of June 30, 1996:
                        4,692,707 shares, $.001 par value

===============================================================================


                            MILE HIGH BREWING COMPANY

                               INDEX TO FORM 10-Q

===============================================================================
Part I - Financial Information

     Item 1 -- Financial Statements

               Balance Sheet - June 30, 1996 and December 31, 1995............3

               Statement of Operations -
                 Three Months and Six Months Ended
                 June 30, 1996 and 1995.......................................4

               Statement of Cash Flows -
                 Six Months Ended June 30, 1996 and 1995......................5

               Notes to Financial Statements..................................6

     Item 2 -- Management's Discussion and Analysis of
                 Financial Condition and Results of Operations................9

Part II - Other Information

     Item 6 -- Exhibits and Reports on Form 8-K..............................12

Signatures...................................................................13




                            MILE HIGH BREWING COMPANY
                          (A Development Stage Company)

                                  Balance Sheet

                                                       June 30,
                                                         1996      December 31,
ASSETS                                               (unaudited)       1995
                                                    ------------   ------------
Current assets:
     Cash and cash equivalents                      $    37,989    $   379,691
     Accounts receivable                                165,124         44,118
     Inventories                                        313,092         86,763
     Other current assets, net                           58,892         67,837
                                                    ------------   ------------
     Total current assets                               575,097        578,409

Property and equipment, net                           2,631,262      2,178,732
Deferred stock offering costs                           132,476              -
Receivable from affiliates                                2,948              -
Other non-current assets, net                           139,121        131,950
                                                    ------------   ------------
Total assets                                        $ 3,480,904    $ 2,889,091
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of capital lease               $    65,873    $    24,029
     Accounts payable                                   392,481        143,750
     Accrued liabilities                                255,060         79,526
     Payable to parent and affiliated companies, net    300,922         20,614
     Current portion of advances from affiliates        431,800        400,000
                                                    ------------   ------------

     Total current liabilities                        1,446,136        667,919

Capital lease                                           278,038          5,868
Advances from affiliates                                693,200        650,000
Deferred rent                                            50,401         43,377
                                                    ------------   ------------
                                                      2,467,775      1,367,164
                                                    ------------   ------------

Commitments

Shareholders' equity:
     Common stock, $.001 par value -
       10,000,000 shares authorized,
       4,692,707 and 4,690,167 shares outstanding         4,693          4,690
     Additional paid-in capital                       2,245,578      2,245,581
     Deficit accumulated during
       the development stage                         (1,237,142)      (728,344)
                                                    ------------   ------------
                                                      1,013,129      1,521,927
                                                    ------------   ------------

Total liabilities and shareholders' equity          $ 3,480,904    $ 2,889,091
                                                    ============   ============

    The accompanying notes are an integral part of this financial statement.



                           MILE HIGH BREWING COMPANY
                         (A Development Stage Company)

                            Statement of Operations
                                   (unaudited)


                       Three Months Ended June 30,   Six Months Ended June 30,
                           1996          1995            1996          1995
                       ------------  ------------    ------------  ------------
Gross sales                462,537         2,447         567,151         5,800
Less: excise taxes          45,150             -          49,556             -
                       ------------  ------------    ------------  ------------
Net sales                  417,387         2,447         517,595         5,800

Cost of sales              513,881         1,351         687,550         2,226
                       ------------  ------------    ------------  ------------

Gross profit (deficit)     (96,494)        1,096        (169,955)        3,574

Selling, general and
 administrative expenses   164,738       123,224         324,809       223,409
                       ------------  ------------    ------------  ------------

Loss from operations      (261,232)     (122,128)       (494,764)     (219,835)

Other income (expense)
     Interest income           441        27,293           3,378        56,506
     Interest expense      (13,700)            -         (17,412)            -
                       ------------  ------------    ------------  ------------
                           (13,259)       27,293         (14,034)       56,506
                       ------------  ------------    ------------  ------------

Net loss               $  (274,491)  $   (94,835)    $  (508,798)  $  (163,329)
                       ============  ============    ============  ============
Net loss per
  common share         $     (0.06)  $     (0.02)    $     (0.11)  $     (0.03)
                       ============  ============    ============  ============
Weighted average
  number of common
  shares outstanding     4,691,860     4,690,167       4,691,013     4,681,131
                       ============  ============    ============  ============

    The accompanying notes are an integral part of this financial statement



                            MILE HIGH BREWING COMPANY
                          (A Development Stage Company)

                            Statement of Cash Flows
                                   (unaudited)



                                                     Six Months Ended June 30,
                                                        1996           1995
                                                    ------------   ------------
Cash flows from operating activities:
     Net loss                                       $  (508,798)   $  (163,329)
     Reconciliation of net loss to net
       cash used for operating activities:
          Depreciation and amortization                  85,215              -
          Increase in deferred rent                       7,024              -
          Changes in assets and liabilities:
               Accounts receivable                     (121,006)             -
               Inventories                             (226,329)          (746)
               Receivable from affiliates                (2,948)             -
               Other current assets                       8,945         (7,616)
               Other non-current assets                  (7,171)        (3,403)
               Accounts payable                         248,852         52,287
               Accrued liabilities                      175,534         10,742
               Payables to parent and
                 affiliated companies                   280,308        (97,917)
                                                    ------------   ------------

     Net cash used for operating activities             (60,374)      (209,982)

Cash flows from investing activities:
     Purchases of property and equipment               (217,176)      (889,987)
     Sale of asset                                       25,000              -
                                                    ------------   ------------

     Net cash used for investing activities            (192,176)      (889,987)

Cash flows from financing activities:
     Cash advances from affiliated companies             75,000              -
     Deferred stock offering costs                     (132,476)             -
     Net proceeds from stock offering                         -         43,109
     Principal payments on capital lease                (31,676)             -
                                                    ------------   ------------
Net cash (used for)
  provided by financing activities                      (89,152)        43,109
                                                    ------------   ------------

Net decrease in cash and cash equivalents              (341,702)    (1,056,860)

Cash and cash equivalents:
     Beginning of period                                379,691      2,252,087
                                                    ------------   ------------

     End of period                                  $    37,989    $ 1,195,227
                                                    ============   ============

    The accompanying notes are an integral part of this financial statement.


                            MILE HIGH BREWING COMPANY

                          NOTES TO FINANCIAL STATEMENTS


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

The Company is a development stage company that was organized under the laws of the State of Delaware. From the date of inception (June 8, 1994) through June 30, 1996, the Company's efforts have been directed toward: 1) organizing and completing a public offering of shares of its Common Stock, 2) building and equipping its brewery, 3) developing and beginning production of six distinct styles of hand-crafted ales, and 4) establishing a network of 19 independent distributors. The Company is a majority-owned subsidiary of Willamette Valley, Inc. Microbreweries across America ("WVI"), a company organized to establish microbreweries throughout the United States. At June 30, 1996, WVI owned approximately 51% of the Company's Common Stock.


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

Statement of Cash Flows

During 1996, the Company obtained approximately $346,000 of assets under a capital lease obligation. This non-cash transaction has been excluded from the accompanying statement of cash flows.

Inventories

Inventories consist of the following:
                                                       June 30,     December 31,
                                                         1996           1995
                                                    ------------   ------------

Raw materials                                        $   122,457    $    18,372
Work-in-process                                           82,250         26,332
Finished goods                                            97,764         25,915
Retail products                                           10,621         16,144
                                                    ------------   ------------

                                                        $313,092    $    86,763
                                                    ============   ============


Property and Equipment

Property and equipment consists of the following:
                                                       June 30,     December 31,
                                                         1996           1995
                                                    ------------   ------------

Building and improvements                            $ 1,447,839    $ 1,277,484
Brewery equipment                                      1,230,141        893,798
Office furniture and equipment                            28,474         23,034
Vehicles                                                  21,250         21,250
Construction in progress                                  32,626         14,000
                                                    ------------   ------------
                                                       2,760,330      2,229,566
Less accumulated depreciation and amortization          (129,068)       (50,834)
                                                    ------------   ------------
                                                     $ 2,631,262    $ 2,178,732
                                                    ============   ============

Income Taxes

No benefit for income taxes was recognized for the periods ended June 30, 1996 and 1995 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future against which such benefits could be realized. Accumulated net operating loss carryforwards at June 30, 1996 and December 31, 1995 were $1,281,000 and $785,000, respectively.

Shareholders' Equity

The Company has commenced a second public offering of common stock. The Company has registered an offering with the SEC in an effort to sell an additional 1,053,000 shares of its Common Stock at an offering price of $1.85 per share. The amount raised to date is approximately $450,000 which has been placed in an escrow account and will be available to MHBC when the escrow amount exceeds $750,000.

Related Party Transactions

For the six months ended June 30, 1996, the Company purchased management and administrative services from WVI at a total cost of $16,725. WVI contracts for certain of these services under a general services agreement between WVI and Nor'Wester Brewing Company, Inc. ("Nor'Wester"), an affiliated company. The Company also purchased stock transfer services from Willamette Valley Vineyards, Inc. ("WVV"), an affiliated company, for $5,300 for the same period. In conjunction with the Company's proposed stock offering, the Company has been charged an aggregate of $16,900 by WVI, Nor'Wester and WVV for stock offering services.

In April 1996, the Company commenced cooperative brewing of Nor'Wester beer under the Cooperative Brewing Agreement. Sales to Nor'Wester under this agreement totaled $324,117 through June 30, 1996. In April, the Company sold $25,000 of 1/2 barrel kegs to Nor'Wester for use in the packaging of Nor'Wester beer.

To further promote and support its brand presence of Nor'Wester's hand-crafted ales and lagers in Denver, Colorado, the Board of Directors of Nor'Wester authorized a loan to the Company for the construction of a Public Brew House adjacent to the Company's brewing facility totaling $194,000. The Company is currently in the process of raising additional capital through a common stock offering. If the offering is successful, the Company will use $100,000 to reduce the amount owed to Nor'Wester for the construction of the pub and the remaining balance will become a note payable between the companies.

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


                               MILE HIGH BREWING COMPANY

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 1996

Gross Sales.   The Company began brewing beer in August 1995.  Sales from beer and retail products totaled $462,537 for the three months ended June 30, 1996. The Company expects that the opening of its Public Brewing House in June, 1996, which is located adjacent to its brewing facility and three blocks from the Colorado Rockies Stadium, will generate additional beer and retail sales and facilitate local brand presence and loyalty for its ales and lagers. The pub, which is constructed in a log cabin setting, including an applewood-wood-burning stove, serves both Nor'Wester and Mile High ales and lagers and seats 135 people. Revenues from the comparable period in 1995 totaling $2,447 were limited to the sale of retail merchandise such as T-shirts and hats as the brewery had not yet commenced operations.

Excise Taxes.   Excise taxes were $45,150 (10% of net sales) for the three months ended June 30, 1996. There were no excise taxes during the same period in 1995, as production and sale of beer did not commence until August 1995.

Cost of Sales.   Cost of sales as a percentage of net revenues for the second quarter ended 1996 was 123%, reflecting the disproportionate cost of production for goods sold during a period when the facility is operating at less than its maximum designed capacity, as well as development-stage production costs such as recipe testing. Cost of sales as a percentage of net revenues for the comparable period in the prior year was 55%, reflecting the cost of the retail merchandise sold during the quarter.

Selling, General and Administrative Expenses.   Selling, general, and
administrative expenses for the three months ended June 30, 1996 totaled $164,617 as compared to $123,224 for the comparable period in 1995. This was primarily due to higher management and administrative support required when the Company commenced operations as well as the current restructuring of the sales staff. During the second quarter of 1996, the Company hired a Sales Manager and extended its sales force to more aggressively introduce its product in Colorado and fifteen additional states.


Six Months Ended June 30, 1996

Gross Sales.   Sales from beer and retail products totaled $567,151 for the six months ended June 30, 1996. Revenues from the comparable period in 1995 totaled $5,800 and were limited to the sale of retail merchandise such as T-shirts and hats as the brewery had not yet commenced operations.

Excise Taxes.   Excise taxes were $49,556 (9.6% of net sales) for the six
months ended June 30, 1996. There were no excise taxes during the same period in 1995, as production and sale of beer did not commence until August 1995.

Cost of Sales.   Cost of sales as a percentage of net revenues for the first half of 1996 was 133%, reflecting the disproportionate cost of production for goods sold during a period when the facility is operating at less than its maximum designed capacity, as well as development-stage production costs such as recipe testing. During 1996, the Company has been successful in creating three new styles of beer. The Company anticipates its new Stout, Apricot and White Forest Ales will expand its market further. Cost of sales as a percentage of net revenues for the comparable period in the prior year was 38%, reflecting the cost of the retail merchandise sold during the quarter.

Selling, General and Administrative Expenses.   Selling, general, and
administrative expenses for the six months ended June 30, 1996 totaled $324,688 as compared to $223,409 for the comparable period in 1995. This was primarily due to costlier management and administrative support required when the Company commenced operations.


The following discussion contains forward-looking statements that involve risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, effectiveness of new Management, pricing and availability of raw materials and packaging, successful execution of internal performance and expansion plans, impact of competition, distributor changes, availability of financing, and other risks inherent in the brewing industry.

In March of 1996 the Company hired Dr. Thompson Mambe, formally of Guiness. His specialties include brewing lagers and Guiness-style stouts. Dr. Mambe is a member of the institute of Brewing in London and has attended the Guiness Brewing School in London. Dr. Mambe developed the new Stout beer.

Recently, John Carter, Regional Sales Manager for California was promoted to Vice President and General Manager of the Company. He has earned the reputation of being the most aggressive brand builder in the Alliance of craft breweries. He is expected to help promote the brand presence of the Company's products throughout its selling region.

The Company recently changed its primary Colorado distributor, an entity owned by Coors. The Company felt that the distributor was focusing on the Coors' Blue Moon line of industrially brewed beers and not its own. The Company expects that the change in distributor will have a positive impact on the Company's beer sales in the region.


Liquidity and Capital Resources

For the quarter ended June 30, 1996, cash and cash equivalents decreased $341,702 primarily due to operating losses of $508,677. Other uses of funds include an increase in accounts receivable of $121,006, an increase in inventories of $226,329, an increase in other non-current assets of $7,171, an increase in deferred stock offering costs of $132,476, purchases of property and equipment of $217,176, principal debt payments of $31,676. Primary sources of funds include a decrease in other current assets of $8,945, an increase in accounts payable of $248,852, an increase in accrued liabilities of $175,534, an increase in payables to affiliates of $280,308, sale of asset for $25,000 capital lease proceeds of $345,690 and an increase in advances from affiliated companies of $75,000.

The Company invoked several strategies to improve results of operations and the related cash flows. The Company has identified the need and has restructured its sales force to include a Sales Manager. The Company has also strengthened its sales staff to improve sales in existing and promote sales in new markets. To that end, the Company has secured licenses to sell its product in fifteen other states.

The Company will be dependent upon proceeds from debt or equity financing as cash flows from operations are not expected to be sufficient to satisfy the Company's working capital needs for the next twelve months.

The Company has commenced a second public offering of its common stock. The Company has registered an offering with the SEC in an effort to sell up to 1,053,000 shares of its Common Stock at a proposed offering price of $1.85 per share. This offering, if successfully completed, will generate net proceeds of approximately $458,000 at a minimum or $1.7 million at a maximum, which will provide the Company with sufficient funds, in order of priority, to: sustain operations for at least the next twelve months; purchase equipment to expand production to 39,000 barrels per year; purchase additional kegs; repay WVI the first $400,000 of its loan to the Company; and repay Nor'Wester the first $100,00 of its loan to the Company. The preceding description represents the Company's best estimate of its expected use of the net offering proceeds based upon its present plans. However, events may require changes in the use of proceeds if, in management's opinion, it is in the best interests of the Company. If, for any reason, the Company is unable to finance future expansion and working capital requirements through its second self-underwritten public offering of common stock, alternative methods of financing would have to be developed. No assurance can be given that the offering will be successful or that alternative methods of financing would be available on terms acceptable to the Company or at all. Having to develop alternative means of financing would likely slow expansion and such alternative financing may be more costly. The Company's inability to obtain additional capital would result in a material adverse effect on the Company's business and results of operations.


                            MILE HIGH BREWING COMPANY

                           PART II.   OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits:  None.

          (b) No reports were filed on Form 8-K during the quarter for which this report is filed.


                                    SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MILE HIGH BREWING COMPANY




Date:  August 19, 1996                   By /s/ James W. Bernau
                                            -------------------
                                         James W. Bernau
                                         President



12