Form 10QSB
period 1996-09-30
MILE HIGH BREWING CO
filed 1996-11-20
CIK 928418

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                     _________________________

                             FORM 10-QSB
                     _________________________

            Quarterly Report Pursuant to Section 13 or 15
              (d) of the Securities Exchange Act of 1934

               For the Quarter Ended September 30, 1996

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

Number of shares of common stock outstanding as of September 30, 1996: 4,692,707 shares, $.001 par value

============================================================


                      MILE HIGH BREWING COMPANY

                          INDEX TO FORM 10-Q

============================================================
Part I - Financial Information

   Item 1 -- Financial Statements
    Balance Sheet - September 30, 1996 and
     December 31, 1995 . . . . . . . . . . . . . . . . . . 3

    Statement of Operations - Three Months
     and Nine Months Ended June 30, 1996 and 1995. . . . . 4

    Statement of Cash Flows - Nine Months
     Ended September 30, 1996 and 1995 . . . . . . . . . . 5

    Notes to Financial Statements. . . . . . . . . . . . . 6

   Item 2 -- Management's Discussion and Analysis of
    Financial Condition and Results of Operations. . . . . 9

Part II - Other Information

   Item 5 -- Other Information. . . . . . . . . . . . . . 13

   Item 6 -- Exhibits and Reports on Form 8-K . . . . . . 13

    Signatures. . . . . . . . . . . . . . . . . . . . . . 15




                      MILE HIGH BREWING COMPANY
                    (A Development Stage Company)

                             Balance Sheet

                          September 30,
                              1996              December 31,
ASSETS                     (unaudited)              1995
                          _____________         ____________
Current assets:
   Cash and cash
    equivalents           $           -         $    379,691
   Accounts receivable          207,977               44,118
   Inventories                  294,840               86,763
   Other current assets,
    net                          53,341               67,837
                          _____________         ____________

   Total current assets         556,158              578,409

Property and equipment,
 net                          2,829,907            2,178,732
Other non-current assets,
 net                             29,737              131,950
                          _____________         ____________

Total assets               $  3,415,802         $  2,889,091
                          =============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of
    capital lease          $     67,376         $     24,029
   Accounts payable             718,922              143,750
   Accrued liabilities          153,204               79,526
   Payable to parent and
    affiliated companies,
    net                         513,760               20,614
   Current portion of
    advances
    from affiliates                   -              400,000
                            ___________         ____________

   Total current
    liabilities               1,453,262              667,919

Capital lease                   254,052                5,868
Advances from affiliates      1,125,000              650,000
Deferred rent                    53,913               43,377
                            ___________         ____________

                              2,886,227            1,367,164
                            ___________         ____________

Commitments

Shareholders' equity:
   Common stock, $.001 par value
    10,000,000 shares authorized,
    4,692,707 and 4,690,167
    shares outstanding            4,693                4,690
   Additional paid-in
    capital                   2,245,578            2,245,581
Deficit accumulated during
 the development stage       (1,720,696)            (728,344)
                            ___________         ____________

                                529,575            1,521,927
                            ___________         ____________

Total liabilities and
 shareholders' equity       $ 3,415,802         $  2,889,091
                            ===========         ============

                      MILE HIGH BREWING COMPANY
                    (A Development Stage Company)

                       Statement of Operations
                              (unaudited)


             Three Months Ended            Nine Months Ended
                September 30,                 September 30,
              1996         1995             1996       1995
             ________     ________       ________   ________

Gross sales   791,892       38,854      1,359,042     44,654
Less: excise
 taxes         20,414          676         69,970        676
             ________     ________      _________   ________
Net sales     771,478       38,178      1,289,072     43,978

Cost of
 sales        829,616       30,960      1,517,166     33,186
             ________     ________      _________   ________
Gross profit
 (deficit)    (58,138)       7,218       (228,094)    10,792

Selling,
 general and
 administrative
 expenses     197,866      229,154        522,675    452,563
             ________     ________       ________   ________
Loss from
 operations  (256,004)    (221,936)      (750,769)  (441,771)

Other income
 (expense)
Other
 expense     (211,847)           -        (211,847)        -
 Interest
  income          779       10,749           4,157    67,255
 Interest
  expense     (16,481)           -         (33,893)        -
             _________     ________       _________  ________
             (227,549)      10,749        (241,583)   67,255
             _________     ________       _________  ________

Net loss   $ (483,553)   $(211,187)      $(992,352)$(374,516)
             =========    =========       =========  ========
Net loss
 per common
 share     $    (0.10)       (0.05)          (0.21)    (0.08)
             =========    =========       =========  ========

Weighted average
 number of
 common shares
 outstanding 4,692,707   4,690,167       4,691,578 4,684,143
             =========   =========       ========= ==========


                      MILE HIGH BREWING COMPANY
                    (A Development Stage Company)

                       Statement of Cash Flows
                              (Unaudited)



                             Nine Months Ended September 30,
                                1996                 1995
                             ___________          ___________
Cash flows from operating
 activities:
   Net loss                   $(992,352)           $(374,516)
   Reconciliation of net
    loss to net cash used for
    operating activities:
    Depreciation and
     amortization               139,916               11,269
    Increase in deferred rent    10,536               34,002
    Changes in assets and
     liabilities:
     Accounts receivable       (163,859)             (12,103)
     Inventories               (208,077)             (76,084)
     Receivable from
      affiliates                      -              (52,282)
     Other current assets        14,496              (58,167)
     Other non-current assets   102,213                    -
     Accounts payable           575,172              169,453
     Accrued liabilities         73,678               66,909
     Payables to parent and
      affiliated companies      493,146              553,951
                              __________           __________

   Net cash provided by
    (used for)
    operating activities         44,869              262,432

Cash flows from investing
 activities:
   Purchases of property
    and equipment              (490,799)          (2,224,470)
   Sale of asset                 45,708                    -
                              __________          ___________
   Net cash used for
    investing activities       (445,091)          (2,224,470)

Cash flows from financing
 activities:
   Cash advances from
    affiliated companies         75,000                    -
   Deferred stock offering
    costs                             -              (86,723)
   Net proceeds from stock
    offering                          -               43,612
   Deferred rent                 10,536                    -
   Principal payments on
    capital lease               (65,005)                   -
                              __________           __________
Net cash (used for) provided
 by financing activities         20,531              (43,111)
                              __________           __________
Net decrease in cash and
 cash equivalents              (379,691)          (2,005,149)

Cash and cash equivalents:
   Beginning of period          379,691            2,252,087
                              __________           __________

   End of period             $        -           $  246,938
                             ===========           ==========





                      MILE HIGH BREWING COMPANY

                    NOTES TO FINANCIAL STATEMENTS


DEVELOPMENT STAGE COMPANY

Mile High Brewing Company (the "Company") was formed on June 8, 1994 for the purpose of developing and operating one or more breweries in Colorado for the production of high quality, hand-crafted ales for sale in bottle and draft. The Company has built a brewery in a leased commercial building in the historic LoDo District of downtown Denver, Colorado. The brewery is situated two blocks north of Coors Field, home of the Colorado Rockies major league baseball team. The brewery had an initial production capacity of 11,700 barrels per year with a maximum designed production capacity of 60,000 barrels per year.

The Company is a development stage company that was organized under the laws of the State of Delaware. From the date of inception (June 8, 1994) through September 30, 1996, the Company's efforts have been directed toward: 1) organizing and completing a public offering of shares of its Common Stock, 2) building and equipping its brewery, 3) developing and beginning production of six distinct styles of hand-crafted ales, and 4) establishing a network of 19 independent distributors. The Company is a majority-owned subsidiary of Willamette Valley, Inc. Microbreweries across America ("WVI"), a company organized to establish microbreweries throughout the United States. At September 30, 1996, WVI owned approximately 51% of the Company's Common Stock.


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


                      MILE HIGH BREWING COMPANY

             NOTES TO FINANCIAL STATEMENTS (Continued)


Inventories

Inventories consist of the following:
                       September 30,             December 31,
                            1996                     1995
                       _____________             ____________

Raw materials          $     128,619             $     18,372
Work-in-process               32,100                   26,332
Finished goods               130,158                   25,915
Retail products                3,963  	                16,144
                       _____________             ____________

                       $     294,840             $     86,763
                       =============             ============

Property and Equipment

Property and equipment consists of the following:
                              September 30,      December 31,
                                  1996               1995
                              _____________      ____________

Building and improvements     $   1,586,420      $  1,277,484
Brewery equipment                 1,348,596           893,798
Office furniture and equipment       25,274            23,034
Vehicles                             21,250            21,250
Construction in progress             32,626            14,000
                              _____________      ____________
                                  3,014,166         2,229,566

Less accumulated depreciation
 and amortization                  (184,259)          (50,834)
                              _____________      ____________

                                 $2,829,907        $2,178,732
                              =============      ============

Income Taxes

No benefit for income taxes was recognized for the periods ended September 30, 1996 and 1995 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future against which such benefits could be realized. Accumulated net operating loss carryforwards at September 30, 1996 and December 31, 1995 were $1,777,352 and $785,000, respectively.

Shareholders' Equity

In May 1996, the Company commenced a registered public stock offering sell up to 1,053,000 shares of its Common Stock at a proposed offering price of $1.85 per share. This offering was terminated in November 1996 and all stock subscription funds received and held in escrow will be returned with interest.


                  MILE HIGH BREWING COMPANY

           NOTES TO FINANCIAL STATEMENTS (Continued)


Related Party Transactions

For the three months ended September 30, 1996, the Company purchased management and administrative services from WVI at a total cost of $4,245. WVI contracts for certain of these services under a general services agreement between WVI and Nor'Wester Brewing Company, Inc. ("Nor'Wester"), an affiliated company.

In April 1996, the Company commenced brewing of Nor'Wester beer under the Cooperative Brewing Agreement. Sales to Nor'Wester under this agreement totaled $796,540 through September 30, 1996. To promote the sale of Nor'Wester products in the Denver area Nor'Wester advanced the Company $250,000 for the construction of a pub adjacent to the brewery.


Net Loss Per Share

Net loss per common share is calculated based on the weighted average number of common shares outstanding. Shares owned by the Company's parent, WVI, and held in escrow are included in the weighted average number of common shares outstanding.

Contingencies

In September 1996, the Company's parent, WVI, entered into a non-binding letter of intent with The UB Group of Bangalore, India setting forth the proposed terms of The UB Group's planned investment of $9.0 million in cash and certain intangible consideration in exchange for an equity interest in the resulting entity following the proposed consolidation of the Company, WVI and WVI's subsidiaries-- the Company, Aviator Ales, Inc., located in Woodinville, Washington and Bayhawk Ales, Inc., located in Irvine, California, and Nor'Wester and Nor'Wester's subsidiary, North Country Brewing Company, located in Saratoga Springs, New York. Although the parties are proceeding toward signing a definitive agreement setting forth the terms and conditions of the proposed investment, there can be no assurance that an equity investment by The UB Group will be made or, if made, the ultimate terms of such investment.



                      MILE HIGH BREWING COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion contains forward-looking statements that involve risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, pricing and availability of raw materials and packaging, successful execution of internal performance and expansion plans, impact of competition, distributor changes, availability of financing, and other risks detailed below and in the Company's Securities and Exchange Commission filings, including the Company's Registration Statement on Form SB-2 relating to its recently terminated public offering and its periodic reports.

Results of Operations

Three Months Ended September 30, 1996

Gross Sales. Sales in dollars and barrels for the three months ended September 30, 1996 were $791,892 and $5,297, respectively. This represents an increase in sales dollars for the quarter ended September, 1996 of 1,938% over the same period in 1995, and an increase of 6,159% in barrels sold for the quarter ended September 1996 over the same period in 1995. Sales of beer under the cooperative brewing agreements with affiliated breweries during the three months ended September 30, 1996 were $472,423, or 60% of total sales. The remaining 40% increase in sales was attributable to the fact that the Company commenced its brewing operation near the end of the third quarter of 1995. As discussed in the Liquidity and Capital Resources section below the Company has not been able to generate the sales volume of its own products necessary to sustain the growth required for profitable operations.

Excise Taxes.   Excise taxes increased from $676 (2% of gross
sales) for the three months ended September 30, 1995 to $20,414 (2.5% of gross sales) for the third quarter of 1996 which is due to the increase in the portion of beer sales to retail items in 1996.

Cost of Sales. Cost of sales as a percentage of net revenues for the third quarters ended 1996 and 1995 was 108% and 81%, respectively, reflecting the disproportionate cost of production for goods sold during a period when the facility is operating at less than its maximum designed capacity, as well as development-stage production costs such as recipe testing. With the introduction of its products to other states, the Company has also experienced an increase in shipping costs. In addition, the margin on cooperative brewed beer is substantially less than the Company's own products thereby increasing the cost of sales as a percentage of net revenues.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the three months ended September 30, 1996 totaled $409,713, or 53% of net sales, as compared to $229,154, or 4,959% of net sales, for the comparable period in 1995. This was primarily due to higher management and administrative support costs and increased selling costs for the quarter ended September 30, 1996.

Other Income and Expenses. In May 1996, the Company commenced a registered public stock offering to sell up to 1,053,000 shares of its Common Stock at a proposed offering price of $1.85 per share. The Company has determined that continuance of the offering was no longer in the best interest of the Company or investors. Accordingly, the Company has elected to terminate the offering and return all funds held in escrow, together with interest, to the prospective investors. With the termination of the offering the Company took a one-time charge for legal and other deferred stock offering costs of $207,175 in the three months ended September 30, 1996.

Nine Months Ended September 30, 1996

Gross Sales.   Sales for the nine months ended September 30,
1996 were $1,359,042, an increase of 2,943% as compared to gross sales of $44,654 for the comparable period in 1995.
This reflects an increase in sales volume from 86 barrels in 1995 to 10,628 in 1996. Sales of beer under the cooperative brewing agreements with affiliated breweries were $796,540, or 59% of the total, for the nine months ended September 30, 1996.

Excise Taxes.   Excise taxes increased from $676 (2% of gross
sales) for the nine months ended September 30, 1995 to $69,970 (5% of gross sales) for the nine months ended September 30, 1996. The increase in excise taxes is due to the increased volume of production and sales in the third quarter of 1996 and because brewing operations did not begin until August 1995.

Cost of Sales. Cost of sales as a percentage of net revenues for the nine months ended of 1996 and 1995 was 118% and 75%, respectively, reflecting the disproportionate cost of production for goods sold during a period when the facility is operating at less than its maximum designed capacity, as well as development-stage production costs such as recipe testing and freight costs to support sales in new markets outside of Colorado. If sales of the Company's own products continue to expand, the increased capacity utilization and margin on sale price will reduce the cost of sales as a percentage of net revenues.




                      MILE HIGH BREWING COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nine Months Ended September 30, 1996 (cont.)

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the nine months ended September 30, 1996 totaled $734,522, or 57% net sales, as compared to $452,563, or 4,547% of net sales, for the comparable period in 1995. This was primarily due to higher management and administrative support costs and increased selling costs required after the Company commenced brewing operations.

Other Income and Expenses. As discussed above the termination of the offering the Company took a one-time charge for legal and other deferred stock offering costs of $207,175 in the period ended September 30, 1996.




                      MILE HIGH BREWING COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources

For the nine months ended September 30, 1996, cash and cash equivalents decreased $379,691 primarily due to operating expenses associated with the expansion of sales and production and the one-time charge of $207,175 for costs associated with the termination of the Company's second stock offering. Other uses of funds include an increase in accounts receivable of $163,859, an increase in inventories of $208,077, purchases of property and equipment of $490,799, principal debt payments of $65,005. Primary sources of funds include a decrease in other current assets of $14,496, a decrease in other non-current assets of $102,213, an increase in accounts payable of $575,172 to fund growth and development of the Company's product sales, an increase in accrued liabilities of $73,678, an increase in amounts due to affiliates of $493,146 consisting of advances for the construction of a brewpub and general administrative and financial management support, sale of assets for $45,708, and an increase in advances from affiliated companies of $75,000 for cooperative brewing.

During the third quarter of 1996, the Company implemented several strategies designed to improve operating results and the related cash flows. The Company restructured its sales force, reduced administrative and production personnel and added new products in an effort to improve sales in existing markets and promote sales in new markets. To that end, the Company has secured licenses to sell its procuts in fifteen states. These strategies however, have not proven to be effective enough to increase sales to a profitable level. The Company is in arrears with many of its vendors and contractors and is not generating sufficient cash flow to repay those creditors.
It is unlikely that the Company can continue to operate as a going concern without an additional capital infusion.

To address these liquidity and capital resources concerns of the Company and certain of its affiliated breweries, in September, 1996, the Company's parent, WVI, and its affiliate Nor'Wester, entered into a non-binding letter of intent with The UB Group of Bangalore, India setting forth the proposed terms of The UB Group's possible investment of $9.0 million in cash and certain intangible consideration including the grant of an exclusive right to manufacture The UB Group's Kingfisher brand beer for sale in North America and The UB Group's provision of certain management and technical services to the craft breweries controlled by WVI and its affiliate, Nor'Wester. Under the terms of the letter of intent, The UB Group's investment will be made in the resulting entity following a proposed consolidation of the Craft Brewing Alliance comprised of Nor'Wester and Nor'Wester's subsidiary, North Country Brewing Company, located in Saratoga Springs, New York; WVI and WVI's subsidiaries-- the Company, Bayhawk Ales, Inc., located in Irvine, California, and Aviator Ales, Inc. located in Woodinville, Washington.

The closing of the proposed investment remains subject to
(i) The UB Group's completion of satisfactory due diligence,
(ii) negotiation and execution of a definitive investment agreement between the parties, (iii) approval by the boards of directors and shareholders of each of the Company, WVI, Nor'Wester and their respective subsidiaries, (iv) registration with the U.S. Securities and Exchange Commission of Nor'Wester shares to be exchanged in the merger, and (v) such other conditions customary for transactions of this type.

Following the execution of the letter of intent, The UB Group has provided the WVI/Nor'Wester alliance of craft breweries with bridge loans in the amount of $650,000 to sustain and grow their brewing operations. The UB Group has also indicated that it may, in its discretion, provide additional bridge loans or guarantees on bank loans in such amounts and at such times as are necessary to sustain the breweries' operations until completion of the planned consolidation and closing of the investment. There can be no assurances that additional bridge loans will be made by The UB Group, that an equity investment by The UB Group will ultimately be made or, if made, the final terms of such investment.

In May 1996, the Company commenced a registered public stock offering sell up to 1,053,000 shares of its Common Stock at a proposed offering price of $1.85 per share. The Company terminated the offering in light of its inability to penetrate the Colorado craft beer market to an acceptable level and the proposed consolidation and the possible investment from The UB Group. The subscriber funds, which have been held in escrow, are being held with interest. If, for any reason, the proposed consolidation and investment does not take place the Company would be unable to repay its creditors or finance its working capital requirements. In such case, alternative sources of debt financing and/or equity capital would have to be developed. There can be no assurances that such debt financing or capital will be available or, if available, under terms and conditions acceptable to the Company.
The Company's inability to obtain additional capital would result in a material adverse effect on the Company's business and results of operations.



                      MILE HIGH BREWING COMPANY

                     PART II.   OTHER INFORMATION

Item 5.   Other Information

          On November 19, 1996, the Company announced that it will be unable to sustain operations at current levels and is taking aggressive steps to reduce its expenses. The inability to penetrate the highly competitive craft beer market in Colorado was cited as the primary reason that the Company was unable to achieve operating results.

          To protect and/or recover the value invested in the brewing facility, Company officials have chosen to minimize operations and to explore other options including leasing or selling the brewery. Options are also being explored to continue production of the Company's Timberline Ales for sale where distribution has been established.

          The Company has been consistently losing money as it struggles to establish its brand in Colorado and nearby states. To address its cash needs, the Company commenced a registered public stock offering in June 1996 to raise up to $1.95 million. Although approximately $548,000 had been raised and held in an interest-bearing escrow account, the Company elected to terminate the offering because of its inability to penetrate the Colorado craft beer market to an acceptable level and the proposed consolidation of the Craft Brewing Alliance followed by the possible investment by The UB Group. The offering escrow agent is in the process of returning all funds plus interest to prospective investors.

          Willamette Valley, Inc. Microbreweries Across America, the Company's parent and 51% shareholder, was no longer able to provide the Company with interim financing due to its own cash limitations. WVI has been seeking a financial partner to support its efforts in building the Craft Brewing Alliance.

          In September 1996, WVI and Nor'Wester announced the signing of a non-binding letter of intent with The UB Group to receive $9.0 million in cash along with certain intangible consideration. The UB Group's possible investment, expected to be made in the first quarter of 1997, is conditioned upon negotiation and execution of mutually satisfactory investment documents, The UB Group's completion of satisfactory due diligence, and the proposed consolidation of all members of the Craft Brewing Alliance.

          It is not expected that the Company's decision to minimize its brewing operations will prevent the proposed consolidation and possible investment by The UB Group in the Craft Brewing Alliance. Under the consolidation, shareholders of each alliance member, including Mile High, will receive shares in the resulting entity. These shares will be listed for trading on NASDAQ under the symbol ALES and thus provide an increased level of liquidity to investors.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits:  (i) Press Release dated November
                               19, 1996

                           (ii) Letter to Company's shareholders
                                dated November 19, 1996


          (b)   On September 26, 1996, the Company filed a
                Form 8-K in connection with its execution of a non-binding letter of intent with The UB
                Group of Bangalore, India relating to The UB
                Group's proposed investment of $9.0 million in cash along with certain other non-cash intangible consideration into the entity resulting from the proposed consolidation of the Company with its affiliates, Willamette Valley, Inc. Microbreweries Across America, Aviator Ales, Inc., Mile High Brewing Company, Nor'Wester Brewing Company, Inc. and North Country Brewing Company. The Form 8-K set forth the terms and conditions of the proposed investment as outlined in the letter of intent, and included as exhibits copies of the letter of intent dated September 18, 1996, a September 26, 1996 press release relating to the matter, and a September 26, 1996 letter to the Company's shareholders describing the matter.

Exhibit (a)(i):
   Mile High Brewing Company Reduces Operations
   For Immediate Release:  Dated November 19, 1996
   For more information contact:  James W. Bernau

   Mile High Brewing Company, producer of Timberline Ales (TM), announced today that it will be unable to sustain operations at current levels and is taking aggressive steps to reduce its expenses.

   To address its cash needs, the Company had commenced a registered public stock offering in May 1996 to raise up to $1.95 million. Although approximately $548,000 had been raised and held in an interest-bearing escrow account, the Company has elected to terminate the offering. The offering escrow agent is in the process of returning all funds plus interest to prospective investors.

   "The craft beer market in Colorado is very competitive and Mile High simply hasn't built sufficient market share or achieved acceptable operating results since initiating operations in August 1995," said James W. Bernau, Mile High President and Chief Executive Officer. "While Timberline Ales has proven their quality--our stout recently won a silver medal at the Great American Beer Festival--they have not proven to be an adequate commercial success in the current market."

   To protect and/or recover the value invested in the brewing facility, Company officials have chosen to minimize operations and explore other options including leasing or selling the brewery. The facility, located two blocks north of Coors Field on Denver's Blake Street, houses a 50-barrel brewhouse and has a current annual production capacity of 12,000 barrels and a potential production capacity of 60,000 barrels if additional tanks are installed. "We are also exploring ways to continue producing our Timberline Ales in markets where distribution has been established," Bernau added.

   In September 1996, Willamette Valley, Inc. Microbreweries Across America, the Company's parent and 51% shareholder, and Nor'Wester Brewing Company, its affiliated brewery in Portland, announced the signing of a non-binding letter of intent with The UB Group, and international brewer headquartered in Bangalore, India. Under the terms of the letter of intent, a new entity would be formed from the proposed consolidation of Nor'Wester, Nor'Wester's subsidiary, North Country Brewing Company in Saratoga Springs, New York, and each of the three regional craft breweries owned by Willamette Valley, Inc. Microbreweries Across America--Aviator Ales in Woodinville, Washington; Mile High Brewing in Denver; and Bayhawk Ales in Irvine, California. The new consolidated entity would receive $9.0 million in cash along with other consideration from The UB Group.

   Under the consolidation, shareholders of each alliance member, including Mile High, would receive shares in the resulting entity. These shares will be listed for trading on NASDAQ under the symbol ALES thus providing an increased level of liquidity to investors. The transaction is conditioned upon the negotiation and execution of mutually satisfactory investment documents, The UB Group's completion of a satisfactory due diligence review, and completion of the proposed consolidation.

Exhibit (a)(ii)
   November 19, 1996
   Shareholders of Mile High Brewing Company

   Dear Shareholders:

   Despite the best efforts of the employees and volunteers of Mile High Brewing, we have been unable to sufficiently penetrate the craft beer market, in Colorado in particular, to get production and sales levels to a self-sustaining basis.

   As a result, the Company has chosen to pursue leasing or selling the brewery to protect the value invested in the facility. Management believes the location and facility has significant lont-term value.
   In addition, management is currently pursuing several options to continue producing Timberline Ales for sale in markets where distribution has successfully been established.

   As you know, Mile High Brewing Company is a member of an alliance of craft brewers which has entered into negotiations with The UB Group of Bangalore, India, to form United Craft Brewers, Inc., a new national craft brewing organization to be financed in part by The UB Group. In September 1996, Willamette Valley, Inc. Microbreweries Across America, the Company's parent and 51% owner, and Nor'Wester Brewing Company, the Company's affiliated brewery in Portland, announced the signing of a non-binding letter of intent with The UB Group to receive $9.0 million in cash along with other consideration including the grant of an exclusive right to manufacture
   The UB Group's Kingfisher brand beer in North America and The UB Group's provision of certain management and technical services to the breweries.

   The UB Group's possible investment, expected to be made in the first quarter of 1997, is conditioned upon negotiation and execution of mutually satisfactory investment documents, The UB Group's completion of a satisfactory due diligence review, and the completion of a proposed consolidation of all members of the alliance of craft brewers--Nor'Wester Brewing Company in Portland; Aviator Ales in Woodinville, Washington;
   Mile High in Denver; Bayhawk Ales in Irvine, California; and North Country in Saratoga Springs, New York.

   Under the consolidation as currently planned, shareholders of Mile High will receive shares in the resulting entity. These shares will be listed for trading on NASDAQ under the symbol ALES, thus providing an increased level of liquidity to investors.

   The Company's second public stock offering has been terminated and all stock subscription funds received and held in escrow will be returned by the escrow agent with interest.

   If negotiations with The UB Group lead to execution of a definitive agreement, you will receive, by mail sometime in the first quarter of 1997, formal shareholder meeting materials relating to the proposed consolidation and share exchange.


                           SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MILE HIGH BREWING COMPANY




Date:  August 19, 1996   By _______________________
                            James W. Bernau
                            President





                           SIGNATURES



Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MILE HIGH BREWING COMPANY




Date:_________________  By /s/ James W. Bernau
                           James W. Bernau
                           President



23