Form 10KSB
period 1996-12-31
MILE HIGH BREWING CO
filed 1997-03-31
CIK 928418

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-KSB

      [X] ANNUAL REPORT UNDER  SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1996


      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                        Commission File Number : 33-95606

                            MILE HIGH BREWING COMPANY
                 (Name of small business issuer in its charter)

          OREGON                                 93-1145738
(State or other jurisdiction                  (I.R.S. Employer
 of incorporation or organization)           Identification No.)

                                2401 BLAKE STREET
                             DENVER, COLORADO  80205
              (Address of principal executive offices and zip code)
                                 (303) 299-0147
                           (Issuer's telephone number)

     SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:   NONE
        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $1,600,915. The aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable The number of shares outstanding of the Registrants Common Stock as of February 28, 1997 was 4,693,787 shares.

The index to exhibits appears on page 17 of this document.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No  [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                           MILE HIGH BREWING COMPANY
                               FORM 10-KSB  INDEX


                                     PART I
                                                                     Page

Item 1.   Description of Business                                      2

Item 2.   Description of Property                                      4

Item 3.   Legal Proceedings                                            5

Item 4.   Submission of Matters to a Vote of Security Holders          5

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters     5

Item 6.   Management's Discussion and Analysis or Plan of Operation    5

Item 7.   Financial Statements                                        11

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                         11

                                     PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the
          Exchange Act                                                12

Item 10.  Executive Compensation                                      13

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                              14

Item 12.  Certain Relationships and Related Transactions              14

Item 13.  Exhibits and Reports on Form 8-K                            17

          Signatures                                                  18

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL
Mile High Brewing Company, inc. (the "Company" or "Mile High Brewing") was organized in June 1994 for the purpose of developing and operating one or more breweries in Colorado for the production of high quality, hand-crafted ales for sale in bottle and draft. In November 1996, the Company ceased brewing its Timberline TM Ales and is currently exploring alternatives for selling its existing assets. To date, the Company has engaged in preliminary negotiations with several groups interested in acquiring the Brewery. Until its assets are sold the Company intends to utilize the Brewery to brew beer for third parties under limited contract brewing agreements.

The Company's parent, Willamette Valley, Inc. Microbreweries Across America ("WVI") currently holds the following ownership interests in the Company and affiliated breweries: Aviator Ales -- 51%; Mile High Brewing -- 51%; Bayhawk Ales, Inc. ("Bayhawk Ales") -- 57%; and North Country Brewing Company, Inc.
("North Country") -- 100%.   The breweries are, at times, referred to herein
collectively, without North Country, as the "Microbreweries". See also "Management's Discussion and Analysis - Subsequent Events."

STRATEGY
In January 1996, the Company and the Company's affiliates, WVI, Aviator Ales and Bayhawk Ales, established a strategic alliance (the "Alliance") with Nor'Wester Brewing Company, Inc. ("Nor'Wester"). The Alliance is created through a Strategic Alliance Agreement among the Alliance members, a General Services Agreement between the WVI and Nor'Wester and separate Cooperative Brewing Agreements between the Nor'Wester and each of Aviator Ales, Mile High Brewing and Bayhawk Ales (the "Cooperative Brewers"). For a more complete description of the agreements under the Alliance, see Item 12 "Certain Relationships and Related Transactions."

The initial purpose of the Alliance was to develop a national market for the Nor'Wester brand. As Nor'Wester and some of its competitors attempted to expand their brands nationally, Nor'Wester learned that a national marketing strategy for the Nor'Wester brand is currently not cost effective. Consumers have shown strong support for craft beers brewed in or near their local markets and the Company believes the appropriate strategy is to develop and protect strong local craft beer brands. The Company further believes that this strategy can be strengthened through the Affiliated Companies' ability to build a network of breweries each producing their own brand with local appeal while benefiting from operating efficiencies, the decrease in production, marketing and distribution costs and the increase in the ability of the Affiliated Companies to finance growth and provide shareholders with a liquid market for their shares. Once these local brands are established, the Affiliated Companies may expand the distribution of one or more of their beer styles into additional selected markets.

To implement this new strategy, the Boards of Directors of the Affiliated Companies have elected to consolidate their entities under a single entity, United Craft Breweries, Inc. ("UCB"). Furthermore, on January 30, 1997 the Affiliated Companies entered into a definitive investment agreement with United Breweries of America, Inc. ("UBA") for the purpose of funding operations until consolidation is completed and provide for future growth thereafter. For additional information, see "Management's Discussion and Analysis - Subsequent Events."

Should the proposed consolidation occur, the Cooperative Brewing Agreements, the Strategic Alliance Agreement and the General Services Agreement will terminate.

THE INDUSTRY
The craft brewing segment of the United States brewing industry is comprised of regional craft brewers such as the Company (i.e. brewers that produces between 15,000 and 1,000,000 barrels a year), contract brewers (i.e. companies that formulate and market products brewed by third-party mass-production brewers), microbrewers (i.e. brewers that produce under 15,000 barrels of craft beer a year) and brewpubs (i.e. a combination restaurant and brewery which produces principally for on-site consumption). Craft beers are full-flavored beers, brewed in traditional European brewing styles with quality hops, malted barley, yeast and water.

Beginning in California, Oregon and Washington and more recently in the New England states, Colorado and other regions across the country, regional craft brewers, contract brewers, microbrewers, and brewpubs emerged to form the craft beer industry. Certain craft brewers, such as the Company, have been able to grow from microbrewers into regional craft brewers by increasing the size of their breweries, while maintaining traditional European brewing methods. Contract brewers, who generally do not have their own brewing facilities, have taken advantage of demand by retaining industrial brewers to perform contract brewing at otherwise underutilized industrial brewing facilities. Industrial brewers have also sought to appeal to this demand for craft beers by introducing their own fuller-flavored specialty beers or by acquiring or forming partnerships with existing craft brewers.

PRODUCTION AND PRODUCTS
The Company's Denver Brewery is not currently producing or selling any of its own products. The Denver Brewery is, however, performing a small amount of contract brewing for third party brewers and has a current production capacity of 39,000 barrels.

COMPETITION
The craft beer segment is highly fragmented and competitive, especially in the Pacific Northwest, which the Company believes is one of the most developed craft beer markets in terms of number of breweries and consumer awareness. The Company's breweries compete primarily with other craft brewers, contract brewers, producers of imported beers and mass-market industrial brewers. The principal means of competition in the craft beer segment are product quality, taste, consistency and freshness, brand and product differentiation, distribution methods and area coverage, promotional methods, packaging, development of new products and, to a lesser extent, pricing.

The craft beer industry has become saturated with numerous brands each comprised of several beer styles. As a result, growth rates are slowing, especially in the Pacific Northwest where there are many brands vying for available shelf space and taps. The industry is also facing a loss of shelf space, and therefore sales, to the industrial brewers, who have created fuller-flavor specialty beers and are threatening to withdraw their business from distributors who also distribute brewery brands.

The Company expects competition among craft brewers to continue to increase, possibly resulting in decreases in market share, growth rates and product prices.

Many of the Company's competitors in the craft beer segment, including Pyramid Breweries, Redhook Ale Brewery, Widmer Brewing, Full Sail Brewing and Boston Beer Company, have greater financial and other resources than the Company.

REGULATION AND DRAM SHOP LIABILITY
The Company's business is highly regulated at federal, state and local levels. Various permits, licenses and approvals necessary to the Company's brewery operations and the sale of alcoholic beverages are required from various agencies, including the U.S. Treasury Department, Bureau of Alcohol, Tobacco and Firearms (the "BATF"); the United States Department of Agriculture; the United States Food and Drug Administration; state alcohol regulatory agencies in the states in which the Company sells its products; and state and local health, sanitation, safety, fire and environmental agencies. In addition, the beer industry is subject to substantial federal and state excise taxes.

Management believes that the Company currently has all licenses, permits and approvals necessary for its current operations and is in material compliance with all applicable government regulations. However, existing permits or licenses could be revoked if the Company fails to comply with the terms of such permits or licenses, and additional permits or licenses could in the future be required for the Company's existing or expanded operations. If licenses, permits or approvals necessary for the Company's brewery operations were unavailable or unduly delayed, or if any such permits or licenses were revoked, the Company's ability to conduct its business could be substantially and adversely affected.

TRADEMARKS
The Company has filed for Federal trademark protection on its flavor styles which include, but are not limited to, "Ales With An Altitude-TM-" and White Forest Ale-TM-". The Company's policy is to preserve registration of its marks whenever possible and to oppose vigorously an infringement of its marks.

EMPLOYEES
At December 31, 1996, the Company had a total of 6 full time and 1 part time employee. None of the Company's employees are covered by collective bargaining agreements, there have been no work stoppages and the Company believes that relations with its employees are adequate.

ITEM 2.  DESCRIPTION OF PROPERTY

The Denver Brewery is located in an approximately 14,200 square foot leased facility in lower downtown Denver, Colorado. The Company has executed a 15 year lease with the right to renew for 2 additional terms of 5 years each. The Denver Brewery has a maximum annual production capacity of 60,000 barrels. The Denver Brewery also has a high speed Krones bottling line capable of bottling 100 twelve-ounce bottles of beer per minute. The

Company's assets are currently being held for sale and the Company intends to assign the lease to the purchaser of the assets.

ITEM 3. LEGAL PROCEEDINGS

The Company and Mr. John Carter, a Vice President of the Company, are defendants in a suit filed by United Glassware and China Company on November 5, 1996 in the District Court, City and County of Denver, Colorado. The suit claims that the defendants owe $54,700 on an alleged promissory note for materials supplied to Mile High Brewery. The suit is seeking damages in the sum of $54,700 in principal and unspecified amounts for interest and attorney fees. Mile High Brewery has asserted vigorous defenses and filed certain counterclaims.

From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1996.


                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company's Common Stock.

The approximate number of shareholders of record on December 31, 1996 was 2,594. There were no cash dividends declared or paid in fiscal years 1996 or 1995. The Company does not anticipate declaring such dividends in the foreseeable future.

The Company issued a total of 3,620 unregistered shares of its Common Stock at various times throughout July, August and October 1996 to various employees.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS
This Management's Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10-KSB contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, availability of financing for operations and payment of past due creditors, ability to sell the Company's assets on favorable terms, successful completion of the planned consolidation of the Affiliated Companies, and other risks detailed below as well as those discussed elsewhere in this Form 10-KSB and from time to time in the Company's Securities and Exchange Commission filings and reports, including but not limited to the Company's Prospectus dated June 9, 1996. Copies of the Prospectus are available from the Company. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

RESULTS OF OPERATIONS
The following table reflects selected data from the Company's statements of operations stated as a percentage of net sales:

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                      1996         1995
                                                   ----------   ----------
 Gross sales                                          105.6%       101.8%
 Less excise taxes                                      5.6          1.8
                                                   ----------   ----------
 Net sales                                            100.0        100.0
 Cost of goods sold                                   125.7        103.8
 Selling, general and administrative expenses          52.2        342.5
                                                   ----------   ----------
 Operating loss                                       (77.9)      (346.3)
                                                   ----------   ----------
 Loss before income taxes                            (179.5)      (314.5)
                                                   ----------   ----------
 Net loss                                            (179.5)%     (314.5)%
                                                   ==========   ==========


GROSS SALES. The Company began brewing and selling beer in August 1995, with gross revenues from beer and retail products totaling $1,600,915 for the year ended December 31, 1996 and $216,498 for the year ended December 31, 1995. The increase is primarily attributable to the fact that the Company did not start selling beer until late August 1995 and the addition of the sale of $796,549 (50 percent of gross sales) of Nor'Wester brand beer under the Cooperative Brewing Agreement during 1996. The Company ceased operations in November
1996 and is researching various options for the disposal of its assets.
During this time, the Company is performing a limited amount of contract brewing for third party entities.

The Company's facility has a current annual production capacity of 39,000 barrels and sold 9,932 barrels and 658 barrels during 1996 and 1995, respectively.

EXCISE TAXES. Excise taxes increased to $85,426 (5.3 percent of gross sales) for the year ended December 31, 1996 from $3,917 (1.8 percent of gross sales) for the year ended December 31, 1995. The increase as a percent of gross sales is a result of increased sales of beer products in relation to retail items during 1996.

COST OF GOODS SOLD. Cost of goods sold totaled $1,905,335 (126 percent of net sales) for the year ended December 31, 1996 compared to $220,656 (104 percent of net sales) for the year ended December 31, 1995. The cost of goods sold percentage continues to reflect the disproportionate cost of production for goods sold during a period when the facility was operating at less than its maximum designed capacity. In addition, the Company achieved lower margins on products produced and sold under the Cooperative Brewing Agreement during 1996.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses increased to $790,615 (52 percent of net sales) for the year ended December 31, 1996 from $728,021 (342 percent of net sales) for the year ended December 31, 1995. SG&A expenses reflect operating management and administrative services provided by the Company's parent, WVI, as well as direct charges such as selling and administrative salaries and advertising expenses. The increase in SG&A expenses is primarily attributable to eleven months of operations in 1996 and increased shipping costs as the Company introduced its products into surrounding states, offset in part by higher costs incurred during the first months of the Company's operations in late 1995.

OTHER. Other expenses, net of $194,974 represents the write off of legal and accounting fees related to the Company's discontinued public offering.

Loss on disposition of business of $1,306,879 resulted from the write down of the Company's assets held for sale to net realizable value.

NET LOSS. Net loss increased to $2,720,272 for the year ended December 31, 1996 from $668,481 for the year ended December 31, 1995 as a result of the individual line items discussed above.

LIQUIDITY AND CAPITAL RESOURCES
In June 1996, the Company embarked upon its second direct public stock offering to sell up to 1,053,000 shares of Common Stock at $1.85 per share, generating estimated net proceeds of approximately $1,948,050. The offering has failed to raise the minimum escrow amount of $750,000. Furthermore, the terms of the Investment Agreement with UBA prohibits the Company from selling any of its securities without the approval of UBA. In October 1996, the Company elected to terminate the offering and return funds held in escrow to investors.

Cash and cash equivalents decreased $349,371 to $30,320 at December 31, 1996 from $379,691 at December 31, 1995. The decrease is primarily a result of $662,434 net cash used for operating activities including $1,306,879 write down of assets held for sale to net realized value, $385,712 used for capital expenditures and $698,775 net cash provided by financing activities, including $763,933 in net borrowings from WVI and affiliated companies.

Working capital deficit was $2,950,424 at December 31, 1996 compared to a working capital deficit of $89,510 at December 31, 1995. The current ratio decreased to .04:1 at December 31, 1996 from .87:1 at December 31, 1995.

Accounts payable increased $672,914 to $816,664 at December 31, 1996 from $143,750 at December 31, 1995. At December 31, 1996 and currently, the Company was past due on $722,284 and $781,574, respectively, of its accounts payable.

During 1995, the Company's parent loaned $800,000 to the Company for the purpose of paying for leasehold improvements, the purchase of capital assets and for funding working capital. When issued, the note was unsecured and carried no interest, however, upon termination of the Company's offering in October 1996, the note converted into an installment note at 10 percent per annum and was secured by all assets of the Company. The note was due in monthly installments of $5,300, with the remaining principal balance due 18 months after the issuance of the note. Because management intends to merge the Company into a new company and dispose of all of the assets of the Company, the entire balance is considered to be payable currently. The Company expects to repay a portion of the loan with the proceeds it expects to receive from disposal of assets and any remaining payables to WVI or to Nor'Wester will be considered in the conversion of the Company's shares into shares of the new company to be formed. See "Subsequent Events" below.

In November 1996 the Company ceased operations, except for a small amount of contract brewing for third party brewers and is currently researching various options for liquidating the Company's assets.

SUBSEQUENT EVENTS
PENDING CONSOLIDATION, BRIDGE LOANS, SUBSEQUENT INVESTMENT AND RENEGOTIATION OF THE TERMS
On January 30, 1997, the Company, Nor'Wester, WVI, Aviator Ales, and Bayhawk Ales (together the "Affiliated Companies"), entered into a definitive Investment Agreement (the "Investment Agreement") with United Breweries of America, Inc. ("UBA"). Under the terms of the Investment Agreement, UBA has agreed to invest $8.63 million in the form of bridge loans and cash at closing in exchange for a 45% equity interest in the consolidated businesses of the Affiliated Companies. UBA, an affiliate of The UB Group of Bangalore, India, was formed for the purpose of investing in the U.S. craft beer industry. The UB Group is a diversified multi-national corporation whose major operations consist of the production and sale of beer and spirits through affiliated companies which operate in 20 countries on four continents.

Under the terms of the Investment Agreement, the Affiliated Companies have each agreed to consolidate under the ownership of a new entity, United Craft Brewers, Inc. ("UCB"). UCB will serve as a holding company for companies which operate each of the five affiliated breweries--the Portland Brewery, the Saratoga Springs Brewery, the Seattle Brewery, the Denver Brewery and the Southern California Brewery. The proposed consolidation is a condition to receipt of UBA's investment which will be made directly in UCB.

CONSOLIDATION. Under the proposed consolidation each of the Affiliated Companies will become a wholly-owned subsidiary of UCB pursuant to a merger and share exchange by which newly registered shares of UCB will be issued in exchange for outstanding shares of the Affiliated Companies based on the share exchange rates described below. The merger and share exchange has been unanimously approved by the Boards of Directors of each of the Affiliated Companies but remains subject to approval by shareholders of each Affiliated Company. Following completion of the consolidation, shareholders of each Affiliated Company will hold shares in UCB, which is intended to be listed for trading on the Nasdaq National Market System under the symbol "ALES". The consolidation is primarily an administrative step designed to simplify the ownership structure of the Affiliated Companies, increase the operating efficiencies of each brewery, decrease the production, marketing and distribution costs of each brewery, increase the ability of the combined breweries to finance operations and possible growth and provide all shareholders with a liquid market for their shares.

The outstanding shares of each of the Affiliated Companies will be exchanged for shares in UCB according to the following exchange ratios which are based on the average closing price of Nor'Wester's Common Stock for the 20 trading days immediately preceding January 30, 1997, the date of execution of the Investment Agreement:

                     COMPANY                    EXCHANGE RATIO
                     -----------------          --------------
                     Nor'Wester                       1:1
                     WVI                           1.99159:1
                     Aviator Ales                  2.98739:1
                     Bayhawk Ales                  1.99159:1
                     Mile High Brewing             2.98739:1

BRIDGE LOANS. Under the Investment Agreement, UBA is obligated to provide Nor'Wester with up to $2.75 million in bridge loans as interim financing during the consolidation phase. Advances under the bridge loan are expected to be used by Nor'Wester to help cover operating expenses and pay existing creditors of the Affiliated Companies until closing of the investment, at which time the balance of UBA's $8.6 million investment is expected to be made. Of the $2.75 million, $1.5 million has already been advanced and spent as of the date of this report. All bridge loans are made pursuant to a Credit Agreement between Nor'Wester and UBA, the principal terms of which are as follows:

     (1) The bridge loans will be made at times and in amounts mutually determined by UBA and Nor'Wester based on a periodic review of the cash flow needs and creditor demands of the Affiliated Companies;

     (2) Interest on the bridge loan accrues at 11.25% per annum and is payable to UBA in cash at closing of UBA's investment.

     (3) All principal and interest is secured by the assets of North Country Joint Venture, LLC (owner and operator of the Saratoga Springs Brewery) and by Nor'Wester's ownership interest in the joint venture LLC. Repayment of all principal and interest is guaranteed personally by Jim Bernau.

     (4) As a condition to each advance under the bridge loan, neither Jim Bernau nor any of the Affiliated Companies shall be in breach of any representation, warranty or covenant under the credit documents or the Investment Agreement and there shall not be any "material adverse effect" in the businesses of the Affiliated Companies as a whole.

     (5) Unless converted at closing, all advances under the bridge loan mature 60 days after termination of the Investment Agreement or the
     occurrence of certain   events of default under the credit documents
     (including the breach by an Affiliated Company or Mr. Bernau of any representation, warranty or covenant under the Investment Agreement), except that the bridge loan becomes due immediately if a "material adverse effect" occurs in the businesses of the Affiliated Companies as a whole or there is a breach by any Affiliated Company or Mr. Bernau of any representation, warranty or covenant under the credit documents.

INVESTMENT. Following completion of the consolidation and assuming all closing conditions have been met as required under the Investment Agreement, UBA will invest an additional $5.88 million in cash combined with the conversion of the $2.75 million bridge loan in exchange for a 45 percent equity interest in UCB.

Closing of the proposed investment remains subject to (i) approval by the shareholders of each of the Affiliated Companies, (ii) achievement of certain aggregate operating results by the breweries, (iii) maintenance of certain operating conditions and covenants, including that there shall be no "material adverse change" in the businesses of the Affiliated Companies taken as a whole,
(iv) approval by the U.S. Bureau of Alcohol, Tobacco and Fire Arms and applicable state liquor control commissions, (v) registration with the U.S. Securities and Exchange Commission of the UCB shares to be exchanged in the consolidation; (vi) extension of Nor'Wester's $1.0 million line of credit through September 30, 1997, the bank shall have waived any defaults under the line of credit agreement and the line of credit shall have been converted to a term loan and (vii) such other customary conditions for transactions of this type.

As a further condition to UBA's investment, Jim Bernau has agreed to transfer to UBA 1,124,195 of the UCB shares he receives in the consolidation (or approximately 46% of his total UCB shares at consolidation). This transfer, for which Mr. Bernau will receive no cash consideration, is being done principally to provide UBA with the necessary equity interest in UCB (45%) to cause UBA to make the investment.

Following completion of the consolidation and closing of UBA's investment, the approximate ownership interests in UCB will be as follows: (i) UBA -- 45.0%,
(ii) Jim Bernau -- 10%, and (iii) the public shareholders of each Affiliated Company will own the following interests: Nor'Wester--21.6%, WVI--7.1%, Aviator Ales--6.7%, Mile High Brewing--5.9%, and Bayhawk Ales--3.7%. The initial Board of Directors of UCB will be composed of 7 members consisting of
(i) one person appointed by Jim Bernau, (ii) four persons appointed by UBA (one of whom shall be Vijay Mallya, Chairman of The UB Group, who shall be chairman) and (iii) two outside Directors who shall be mutually satisfactory to Jim Bernau and UBA. The initial Board will serve until the next regular meeting of shareholders. At that time, UBA, with its 45% interest, will be in a position to effectively elect all members of the Board of Directors and thereby control UCB and in turn its subsidiary breweries.

Subject to completion or waiver of all closing conditions, closing of UBA's investment will occur as soon as practicable following approval of the consolidation by the shareholders of each of the Affiliated Companies which is currently expected to occur in or about July 1997. In the event that the investment is not closed by August 31, 1997, either party may terminate the transaction and repayment of any outstanding bridge loan is due 60 days thereafter.

While the Company is dependent upon the receipt of further loans under the credit facility and closing of the UBA investment, the Company does not control the business or operations of the other Affiliated Companies and can not assure that it or another Affiliated Company will not violate one or more covenants in the Investment Agreement or that a closing condition will not be met. Accordingly, there can be no assurance that the

Company will receive further bridge loan amounts or that the investment will ultimately close or will close on the terms set forth in the Investment Agreement.

RENEGOTIATION OF THE TERMS OF THE UBA INVESTMENT. In light of lower than anticipated 1996 results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions within the craft beer industry in general, representatives of UBA and management and the investment bankers of the Affiliated Companies are in the process of renegotiating the terms of the UBA investment. The renegotiation will reflect a significantly lower valuation for the Affiliated Companies, a reduction in the amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following the consolidation. It is not anticipated that the $2.75 million bridge loan amount will be reduced. The existing shareholders in the Affiliated Companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the Affiliated Companies has not yet been determined. Management will soon seek Board approval by each of the Affiliated Companies of any renegotiated terms. Failure of the parties to reach a mutually agreeable renegotiated Investment Agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations.

If for any reason, the Company is unable to pay past due creditors and finance working capital requirements through an investment by UBA, alternative methods of financing would have to be obtained. No assurance can be given that alternative methods of financing would be obtained. No assurance can be given that alternative methods of financing would be available on terms acceptable to the Company, or at all. Having to develop alternative means of financing would likely slow development of the existing breweries and such alternative financing may be costly. The inability of the Company to obtain additional capital would adversely affect the Company's business and results of operations.

ITEM 7.  FINANCIAL STATEMENTS

The information required by this item begins on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTOR
The name and age of the Company's Director is as follows:

 NAME             AGE       POSITION(S) WITH COMPANY          DIRECTOR SINCE
----------------------------------------------------------------------------
James W. Bernau   43    Sole Director, President and               1994
                        Secretary

Mr. Bernau has been the Sole Director, President and Secretary since the Company's inception in June 1994. Mr. Bernau is also the President and Chairperson of the Board of Directors of five other public companies and has held these positions since the dates indicated: Willamette Valley Vineyards, Inc. ("WVV") since May 1988, Nor'Wester since December 1992, WVI, the Company's parent, since December 1993 and two other majority owned subsidiaries of WVI, Bayhawk Ales since February 1994 and Aviator Ales since February 1994. Mr. Bernau also serves as one of the three Managers of the North Country Joint Venture LLC, a wholly owned subsidiary of Nor'Wester. Mr. Bernau began this alliance of consumer/investor owned companies by first co-founding WVV in 1988 with Donald Voorhies. From 1981 to September 1989, Mr. Bernau was Director of the Oregon Chapter of the National Federation of Independent Businesses (NFIB), an association of 15,000 independent businesses in Oregon. While at NFIB, his responsibilities primarily involved communicating with association members and lobbying the Oregon state legislature regarding issues impacting the members.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES
The names, ages and positions of the Company's executive officers are as follows:

NAME               AGE         CURRENT POSITION(S) WITH COMPANY           SINCE
-------------------------------------------------------------------------------
James W. Bernau    43      Chairperson of the Board, President             1994
                           and Secretary
John Carter        28      Vice President, Rocky Mountain/Midwest
                           Regional Leader                                 1996

For information on the business background of Mr. Bernau see "Director" above.

Mr. Carter joined the Company in September 1996 as General Manager. From 1994 until 1996, Mr. Carter served as Regional Sales Manager of Southern and Northern California for the Nor'Wester/WVI Alliance. From 1991 until 1994, Mr. Carter served as a manager in the hospitality industry while also attending school. Mr. Carter has a B.A. from Oregon State University and has completed everything except his thesis for his Master of Arts, also from Oregon State University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, for the fiscal year ended December 31, 1996, all executive officers, Directors and greater than 10% shareholders complied with all applicable filing requirements, except in one instance, Mr. Carter, an executive officer of the Company, failed to timely file a Statement of Initial Beneficial Ownership of Form 3.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION
The following table provides certain summary information concerning compensation awarded to, earned by or paid to the Company's Chief Executive Officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 (collectively, the "named executive officers") for fiscal years 1996, 1995 and 1994.

                         SUMMARY COMPENSATION TABLE

                                                                      Annual Compensation
                                                                      -------------------
Name and Principal
Position (A)                Year   Employer                           Salary($)    Bonus($)
------------------          ----   ------------------------------     ---------    --------
James W. Bernau (B)         1996   Mile High Brewing Company            4,305           --
  Chairperson of the        1996   All affiliated companies except     81,788
  Board, President and             Mile High Brewing Company
  Secretary                 1995   Mile High Brewing Company            7,440           --
                            1995   All affiliated companies except
                                   Mile High Brewing Company           88,560       10,882


(A) Other than Mr. Bernau, no other individuals earned more than $100,000 in 1996, 1995 or 1994.
(B) Mr. Bernau serves as the President of the Company, WVV, WVI, Nor'Wester, Bayhawk Ales, Mile High Brewing and North Country. Each of these companies pays a pro rata portion of Mr. Bernau's monthly salary based on the amount of time which Mr. Bernau has devoted to the respective company's business in that month.

STOCK OPTION GRANTS
No stock options were granted to Mr. Bernau during 1996.

OPTION EXERCISES AND HOLDINGS
No options were exercised by Mr. Bernau during 1996 and no options are held by Mr. Bernau at December 31, 1996.

COMPENSATION OF DIRECTORS OF THE COMPANY
Directors of the Company are not compensated for acting in such capacity.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of February 28, 1997 as to (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (ii) each Director of the Company,
(iii) each of the executive officers named in the Summary Compensation Table above and (iv) all Directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

                                                             COMMON STOCK
                                                      --------------------------
NAME AND ADDRESS                                         SHARES      APPROXIMATE
                                                      BENEFICIALLY    PERCENTAGE
                                                         OWNED (1)       OWNED
------------------------------------------------      --------------------------
   Willamette Valley, Inc. Microbreweries Across
        America
        66 SE Morrison Street
        Portland, Oregon  97214                         2,391,985         51%
   James W. Bernau (2)
        66 SE Morrison Street
        Portland, Oregon  97214                         2,391,985         51%
   All Directors and executive officers as a
        group (2 people)                                2,391,985         51%

--------------
Less than 1%

(1) Applicable percentage of ownership is based on 4,693,787 shares of Common Stock outstanding as of February 28, 1997. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to such shares.
(2) Mr. Bernau is deemed to be the beneficial owner of all of the 2,391,985 shares of the Company's Common Stock owned by WVI as a result of his ownership of approximately 62 percent of the outstanding Common Stock of WVI. Mr. Bernau does not own any shares of the Company's Common Stock directly.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GENERAL
Each of Nor'Wester, WVI, Aviator Ales and Bayhawk Ales is affiliated with the Company in that James W. Bernau, the Company's founder, President and Chairperson of the Board of Directors, is also President and Chairperson of the Board of Directors of each such affiliated company. Mr. Bernau is also a significant equity owner of each affiliated company either directly, as in the case of Nor'Wester, in which Mr. Bernau owns approximately 25% of the outstanding capital stock, or indirectly through his controlling interest in WVI (62%), which in turn owns a controlling interest in each of Aviator Ales (51%), Bayhawk Ales (57%) and Mile High Brewing (51%). As a result of certain arrangements between the Company and its affiliates, as well as Mr. Bernau's positions and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and the allocation of the Company president's time.

TRANSACTIONS WITH WVI
During 1995, the Company's parent loaned $800,000 to the Company for the purpose of paying for leasehold improvements, the purchase of capital assets and for funding working capital. Such note was originally unsecured and carried no interest. Upon termination of the Company's offering in October 1996, such note converted into an installment note at 10 percent per annum and was secured by all assets of the Company. The note was due in monthly installments of $5,300, with the remaining principal balance due 18 months after the issuance of the note. Because management intends to merge the Company into a new company and dispose of all of the assets of the Company, the entire balance is considered to be payable currently. The Company expects to repay a portion of the loan with the proceeds it expects to receive from disposal of assets and any remaining payables to WVI or to Nor'Wester will be considered in the conversion of the Company's shares into shares of the new company to be formed. See "Management's Discussion and Analysis - Subsequent Events" above.

STRATEGIC ALLIANCE
In January 1996, the Company established a strategic alliance with WVI, Aviator Ales, Bayhawk Ales and Nor'Wester (the "Alliance"). The Alliance is created through a Strategic Alliance Agreement among the Alliance members, a General Services Agreement between WVI and Nor'Wester and separate Cooperative Brewing Agreements between Nor'Wester and each of Aviator Ales, Mile High Brewing and Bayhawk Ales (the "Cooperative Brewers").

The terms of the Strategic Alliance Agreement, the Cooperative Brewing Agreements and the General Services Agreement are four years, unless earlier terminated under limited circumstances. However, due to the fact that Nor'Wester's Portland Brewery is not currently operating at capacity as well as the fact that Nor'Wester has changed its strategy and is not currently attempting to develop other regional markets for its products, the Cooperative Brewing Agreement is not being utilized. Certain other aspects of the Strategic Alliance Agreement are also not being utilized due to industry and individual company circumstances that have changed since the Strategic
Alliance Agreement was put in place.

In addition, should the consolidation occur as described under "Subsequent Events", all such agreements will terminate.

Details of the agreements are as follows (although, as indicated, many of the terms are no longer applicable):

STRATEGIC ALLIANCE AGREEMENT. Under the terms of the Strategic Alliance Agreement, each Alliance member has agreed to (i) support the expansion of the Nor'Wester's products into the Alliance member's market by cooperatively brewing Nor'Wester's beer and facilitating Nor'Wester's access to local distributors; (ii) employ at least one Nor'Wester trained brewer at all times during the term of the Agreement; and (iii) use the services, expertise and personnel available within the Alliance before obtaining such resources from outside sources. The Strategic Alliance Agreement does not preclude an Alliance member from promoting its products in markets served by other Alliance members. The Agreement provides that no Alliance member will use the proprietary information or technology of another Alliance member to produce any beer with a flavor profile or appearance of such other Alliance member's beer. With the consent of all Alliance members, additional entities owning and/or operating brewing facilities may be added as parties to the Alliance.

COOPERATIVE BREWING AGREEMENTS. Under the terms of the Cooperative Brewing Agreements, each of the Cooperative Brewers has agreed to produce Nor'Wester's beer, in the amounts and packaged as specified in firm orders submitted by the Nor'Wester on a periodic basis. All orders made by Nor'Wester are subject to certain volume limits. The Cooperative Brewer's production of Nor'Wester beer must comply with Nor'Wester's specifications concerning recipes, quality control procedures, flavor profile and appearance. Nor'Wester has a right to reject beer not meeting its specifications. Pricing for the purchase of beer produced under Cooperative Brewing Agreements are at the lesser of cost plus 10% or Nor'Wester's average cost of production at its Portland Brewery, plus a mark-up of 10%. The Agreement provides that no Alliance Member will use the proprietary information or technology of another Alliance Member to produce any beer with a flavor profile or appearance that is substantially similar to such Alliance Member's beer.

GENERAL SERVICES AGREEMENT. The General Services Agreement requires that WVI perform for Nor'Wester and WVI's subsidiaries certain services relating to (i) human resources support; (ii) stock transfer and (iii) investor relations. Under the General Services Agreement, Nor'Wester is to provide WVI and its subsidiaries certain services relating to (i) accounting and finance support;
(ii) sales and marketing management; (iii) executive services; and (iv) production management; (v) point of sale and advertising services; and (vi) centralization and coordination among the Alliance members of certain operational and purchasing matters. Nor'Wester, in turn subcontracts with WVV for point of sale and advertising services and certain sales and marketing management support services.

The Company was charged by Nor'Wester and WVI $51,500 and $56,025, respectively, for such services during 1996.

LOANS FROM NOR'WESTER
In 1995 and 1996, Nor'Wester loaned or advanced funds to the Company for purchases of capital assets and for working capital needs. Nor'Wester also paid certain bills on behalf of the Company and provided the Company with services under the General Services Agreement. As a result, at December 31, 1996, the Company owed Nor'Wester $703,446. This amount is unsecured, does not bear interest, is payable on Nor'Wester's demand and is reflected in "payables to affiliated company" on the Company's balance sheet.

ARMS-LENGTH TRANSACTIONS
The Company believes that the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and its officers, directors, principal shareholders and affiliates will be approved by a majority of the independent outside members of the Company's Board of Directors who do not have an interest in the transactions, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein:

   Number   Description
   ------   -----------
    3.1     Certificate of Incorporation of Mile High Brewing Company and
            all amendments thereto (1)
    3.2     Bylaws of Mile High Brewing Company (1)
   10.1     Lease Agreement between Mile High Brewing Company and
            Willamette Valley, Inc. Microbreweries Across America, dated
            July 22, 1994 (1)
   10.2     Sublease Agreement between Mile High Brewing Company and
            Columbine Cellars, Ltd., dated September 15, 1995 (1)
   10.3     Management Agreement between Mile High Brewing Company and
            Willamette Valley, Inc. Microbreweries Across America, dated
            July 22, 1994 (1)
   10.4     Licensing Agreement between Mile High Brewing Company and
            Willamette Valley, Inc. Microbreweries Across America, dated
            July 22, 1994 (1)
   10.5     Form of Director Indemnity Agreement between Mile High
            Brewing Company and James W. Bernau (1)
   10.6     Mile High Brewing Company 1995 Stock Incentive Plan (1)
   10.7     Loan Agreement between Mile High Brewing Company and
            Willamette Valley, Inc. Microbreweries Across America, dated
            September 21, 1995 (1)
   10.8     Security Agreement between Mile High Brewing Company and the
            CIT Group/Equipment Financing, Inc., dated January 5, 1996 (1)
   10.9     Strategic Alliance Agreement between the Company, Nor'Wester
            Brewing Company, Inc., Willamette Valley, Inc. Microbreweries
            Across America, Aviator Ales, Inc., Bayhawk Ales, Inc. and North
            Country Joint Venture, LLC (1)
   10.10    Cooperative Brewing Agreement between the Company and
            Nor'Wester Brewing Company, Inc. (1)
   10.11    Investment Agreement dated as of January 30, 1997 by and
            among Nor'Wester Brewing Company, Inc., North Country Joint
            Venture, LLC, Willamette Valley, Inc. Microbreweries Across
            America, Aviator Ales, Inc., Bayhawk Ales, Inc., Mile High
            Brewing Company, Inc., James W. Bernau and United Breweries of
            America, Inc., which includes the Credit Agreement between
            Nor'Wester Brewing Company, Inc. and United Breweries of
            America, Inc.
   27       Financial Data Schedule
   99.1     Form of Impound Escrow Agreement between Mile High Brewing
            Company and First Interstate Bank of California (1)
   99.2     Founder's Escrow Agreement among Mile High Brewing Company,
            Willamette Valley, Inc. Microbreweries Across America and First
            Interstate Bank of Oregon, N.A., dated October 27, 1994 (1)

(1) Incorporated by reference to Exhibits to Registrant's Registration Statement on Form SB-2, as amended and declared effective by the Securities and Exchange Commission on May 3, 1996 (Commission Registration No. 33-95606).

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 25, 1997

                                       MILE HIGH BREWING COMPANY

                                       By: /s/ JAMES W. BERNAU
                                       ----------------------------------
                                       James W. Bernau
                                       Chairperson of the Board, President
                                       and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities on March 25, 1997:

Signature                      Title
---------                      -----

/s/ JAMES W. BERNAU            Chairperson of the Board, President,
-------------------            General Manager and Secretary
James W. Bernau                (Principal Executive Officer and Principal
                               Financial and Accounting Officer)

MILE HIGH
BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
REPORT AND FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Report of Independent Accountants...........................................F-1

Balance Sheet...............................................................F-3

Statement of Operations.....................................................F-4

Statement of Shareholders' Equity...........................................F-5

Statement of Cash Flows.....................................................F-6

Notes to Financial Statements...............................................F-7

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Mile High Brewing Company
(A Development Stage Company

In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Mile High Brewing Company (A Development Stage Company) at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended and the period from inception (June 8, 1994) to December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company which has a limited and unprofitable operating history, has negative working capital of $2,950,424 and has limited access to capital with which to fund future operations. Subsequent to December 31, 1996, the Company's management formalized and approved a plan to sell the operating assets of the Company. Accordingly, the assets have been reported at estimated fair market value at December 31, 1996 and management has recorded an impairment loss of $1,306,879 in the accompanying statement of operations for the year ended December 31, 1996. Such factors, among others, raise substantial doubt about its ability to continue as a going concern.

Also discussed in Note 11, the Company has entered into an investment agreement to be merged with other affiliated companies and convert its stock into shares of a new publicly traded entity.

To the Board of Directors and Shareholder of Mile High Brewing Company
(A Development Stage Company)
Page 2

Mile High Brewing Company is a member of a group of affiliated companies and, as disclosed in the financial statements, has extensive transactions and relationships with members of the group. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

PRICE WATERHOUSE LLP
Portland, Oregon
March 17, 1997, except as to Note 12
which is as of March 24, 1997

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
-------------------------------------------------------------------------------

                                                           DECEMBER 31,
                                                         1996           1995
                                                      ----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents                           $   30,320    $  379,691
  Accounts receivable                                     85,200        44,118
  Inventories (Notes 2 and 11)                                 -        86,763
  Prepaid and other current assets                         8,170        67,837
                                                      ----------    ----------
    Total current assets                                 123,690       578,409

Property and equipment (Notes 3, 4 and 11)             2,000,000     2,178,732
Other noncurrent assets                                        -       131,950
                                                      ----------    ----------
                                                      $2,123,690    $2,889,091
                                                      ----------    ----------
                                                      ----------    ----------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                    $  816,664    $  143,750
  Reserve for impairment loss (Note 11)                  338,000             -
  Other accrued liabilities                               15,663        79,526
  Payables to parent and affiliated companies
    (Note 8)                                           1,834,547        20,614
  Current portion of loan from parent (Note 4)                 -       416,200
  Current portion of capital lease obligation
    (Note 4)                                              69,270         7,829
                                                      ----------    ----------
    Total current liabilities                          3,074,114       667,919

Capital lease obligation, less current portion
  (Note 4)                                               241,224        22,068
Advances from affiliates (Note 8)                              -       250,000
Loan from parent less current portion (Note 4)                 -       383,800
Deferred rent (Note 10)                                        -        43,377
                                                      ----------    ----------
                                                       3,315,338     1,367,164
                                                      ----------    ----------
Commitments and contingencies (Notes 10 and 11)

Shareholders' equity (deficit) (Notes 6, 7 and 11):
  Common stock, $.001 par value, 10,000,000 shares
    authorized, 4,693,787 and 4,690,167 shares issued
    and outstanding at December 31, 1996 and 1995,
    respectively                                            4,694         4,690
  Additional paid-in capital                            2,252,274     2,245,581
  Deficit accumulated during the development stage     (3,448,616)     (728,344)
                                                       ----------    ----------

                                                       (1,191,648)    1,521,927
                                                       ----------    ----------
Total liabilities and shareholders' equity             $2,123,690    $2,889,091
                                                       ----------     ----------
                                                       ----------     ----------

     The accompanying notes are an integral part of this financial statement.

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                                    CUMULATIVE
                                                                                   AMOUNTS FROM
                                                                                     INCEPTION
                                                             YEAR ENDED          (JUNE 8, 1994) TO
                                                             DECEMBER 31,          DECEMBER 31,
                                                         1996           1995           1996
                                                      -----------   -----------  -----------------
Gross sales (Note 9)                                  $ 1,600,915    $ 216,498      $ 1,817,413
Less excise taxes                                         (85,426)      (3,917)         (89,343)
                                                      -----------    ---------      -----------

Net sales                                               1,515,489      212,581        1,728,070

Cost of goods sold                                      1,905,335      220,656        2,125,991
                                                      -----------    ---------      -----------

Gross deficit                                            (389,846)      (8,075)        (397,921)

Selling, general and administrative
  expenses (Notes 6 and 8)                                790,615      728,021        1,582,915
                                                      -----------    ---------      -----------

Loss from operations                                   (1,180,461)    (736,096)      (1,980,836)

Other income (expense):
   Estimated impairment loss (Note 11)                 (1,306,879)           -       (1,306,879)
   Interest income (expense)                              (37,958)      67,615           34,073
   Other expense                                         (194,974)           -         (194,974)
                                                      -----------    ---------      -----------

Loss before income taxes                               (2,720,272)    (668,481)      (3,448,616)

Income taxes (Note 5)                                           -            -                -
                                                      -----------    ---------      -----------

Net loss as a development stage company               $(2,720,272)   $(668,481)     $(3,448,616)
                                                      -----------    ---------      -----------
                                                      -----------    ---------      -----------

Net loss per common share (Note 1)                    $     (0.58)   $   (0.14)     $     (0.81)
                                                      -----------    ---------      -----------
                                                      -----------    ---------      -----------
Weighted average number of common
  shares outstanding (Note 1)                           4,691,810    4,685,649      $ 4,243,217
                                                      -----------    ---------      -----------
                                                      -----------    ---------      -----------



     The accompanying notes are an integral part of this financial statement.

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY
PERIOD FROM INCEPTION (JUNE 8, 1994) TO DECEMBER 31, 1996
-------------------------------------------------------------------------------

                                                                                 DEFICIT
                                                                               ACCUMULATED
                                                                  ADDITIONAL    DURING THE
                                                COMMON STOCK        PAID-IN     DEVELOPMENT
                                            SHARES      AMOUNT      CAPITAL        STAGE          TOTAL
                                          ---------   ---------   -----------  -------------   -----------
Balances, June 8, 1994                            -    $    -      $        -   $         -    $     -

Stock issued to Willamette Valley, Inc.   2,391,985     2,392          97,608             -        100,000

Proceeds from stock offering              2,258,994     2,259       2,104,902             -      2,107,161

Net loss                                          -         -               -       (59,863)       (59,863)
                                          ---------    ------      ----------   -----------    -----------

Balances, December 31, 1994               4,650,979     4,651       2,202,510       (59,863)     2,147,298

Proceeds from stock offering                 39,188        39          43,071             -         43,110

Net loss                                          -         -               -      (668,481)      (668,481)
                                          ---------    ------      ----------   -----------    -----------

Balances, December 31, 1995               4,690,167     4,690       2,245,581      (728,344)     1,521,927

Stock issued to employees                     3,620         4           6,693             -          6,697

Net loss                                          -         -               -    (2,720,272)    (2,720,272)
                                          ---------    ------      ----------   -----------    -----------

Balance, December 31, 1996                4,693,787    $4,694      $2,252,274   $(3,448,616)   $(1,191,648)
                                          ---------    ------      ----------   -----------    -----------
                                          ---------    ------      ----------   -----------    -----------



     The accompanying notes are an integral part of this financial statement.

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                    CUMULATIVE
                                                                                   AMOUNTS FROM
                                                                                     INCEPTION
                                                             YEAR ENDED          (JUNE 8, 1994) TO
                                                             DECEMBER 31,          DECEMBER 31,
                                                         1996           1995           1996
                                                      -----------   -----------  -----------------
Cash flows from operating activities:
   Net loss as a development stage company            $(2,720,272)  $  (668,481)     $(3,448,616)
   Reconciliation of net loss to cash used by
     operating activities:
      Depreciation and amortization                       216,593        51,323          267,916
      Deferred rent                                             -        43,377           43,377
      Estimated impairment loss (Note 11)               1,306,879             -        1,306,879
      Shares granted to employees                           6,697             -            6,697
      Changes in current assets and current
        liabilities:
          Accounts receivable                             (41,082)      (44,118)         (85,200)
          Inventories                                     (99,937)      (81,230)        (186,700)
          Prepaid and other assets                         59,667       (67,837)          (8,170)
          Accounts payable                                672,914       122,442          816,664
          Accrued liabilities                             (63,893)       79,526           15,633
                                                      -----------   -----------      -----------

   Net cash used for operating activities                (662,434)     (564,998)      (1,271,520)
                                                      -----------   -----------      -----------

Cash flows from investing activities:
   Capital expenditures                                  (385,712)   (2,195,078)      (2,581,190)
   Cash paid for other noncurrent assets                        -      (119,834)        (132,439)
                                                      -----------   -----------      -----------

Net cash used for investing activities                   (385,712)   (2,314,912)      (2,713,629)
                                                      -----------   -----------      -----------

Cash flows from financing activities:
   Proceeds from the sale of common stock
     to parent company                                          -             -          100,000
   Net proceeds from common stock offering                      -        43,110        2,150,271
   Principal payments on capital lease
     obligation                                           (65,158)       (4,191)         (69,349)
   Net borrowings and advances from parent
     and affiliated companies                             763,933       968,595        1,834,547
                                                      -----------   -----------      -----------
Net cash provided by financing activities                 698,775     1,007,514        4,015,469
                                                      -----------   -----------      -----------

Net decrease in cash                                     (349,371)   (1,872,396)          30,320
Cash and cash equivalents, beginning of period            379,691     2,252,087                -
                                                      -----------   -----------      -----------

Cash and cash equivalents, end of period              $    30,320   $   379,691      $    30,320
                                                      -----------   -----------      -----------
                                                      -----------   -----------      -----------



     The accompanying notes are an integral part of this financial statement.

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION
     Mile High Brewing Company (the Company) is a development stage company organized under the laws of the State of Delaware. From the date of inception (June 8, 1994) through December 31, 1996, the Company's efforts have been directed primarily toward organizing and issuing a public offering of shares of its common stock and building, equipping its brewery and developing a marketable beer. The brewery began producing and selling beer in September 1995, however in 1996 the Company is brewing at only 19% of its expected capacity. The Company built and operated a brewery in a leased facility in Denver, Colorado. The Company is one of four majority or wholly owned subsidiaries of Willamette Valley, Inc. Microbreweries across America (WVI), a company located in Oregon, organized to establish microbreweries throughout the United States. At December 31, 1996 and 1995, WVI owned approximately 51% of the Company's common stock; see also Note 6.

     The Company is a development stage company which has only a limited and unprofitable operating history, has negative working capital of $2,950,424, has limited access to capital with which to fund future operations, and ceased production of its products in November 1996. During 1996, the Company recorded an impairment loss and has written its assets down to fair market value. Subsequent to December 31, 1996, the Company's management formulated a plan to sell all of the assets of the Company. Because the long-lived assets of the Company are not being used for production, they are considered to be impaired. All assets have been written down to fair market value and the Company has recorded a reserve for losses expected to be incurred until the assets are sold. Such factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern (see Note 11).

     In addition, management expects the Company to be merged with its affiliate breweries during 1997 and for all of the Company's common stock to be converted into shares of a new public company. The Company currently has no source of capital other than the proposed investor discussed in Note 11.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles which require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     INVENTORIES
     Inventories at December 31, 1996 and 1995 are stated at the lower of cost (first-in, first-out basis) or market.

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PROPERTY AND EQUIPMENT
     Property and equipment at December 31, 1995 are stated at cost and are depreciated over their estimated useful lives estimated to be 5-15 years using the straight-line method, beginning at the time the assets are placed in operation. See Note 3.

     Expenditures for repairs and maintenance are charged to expense as incurred, and expenditures for additions and betterments are capitalized. Leasehold improvements are depreciated over the shorter of the life of the asset or the lease.

     OTHER NONCURRENT ASSETS
     In 1995, the Company capitalized the fees and related legal costs of organization which are included in other noncurrent assets in the accompanying balance sheet. These items were written off in 1996 based on management's intention of being merged into a new public company, as these intangible assets no longer have future value.

     INCOME TAXES
     The Company accounts for income taxes using the asset and liability approach prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this approach, deferred income taxes are calculated for the expected future tax consequences of temporary differences between the book basis and tax basis of the Company's assets and liabilities. The Company files a stand-alone federal income tax return.

     REVENUE RECOGNITION
     The Company recognizes revenue upon the delivery of its products to its customers. Sales are recorded as trade accounts receivable and no collateral is required.

     NET LOSS PER COMMON SHARE
     Net loss per common share is calculated based on the weighted average number of common shares outstanding after giving effect to the shares granted to employees throughout the periods presented, see Note 6. No common stock equivalents with a dilutive effect were outstanding during the periods presented. Shares held in escrow are included in the weighted average number of common shares outstanding.

     STATEMENT OF CASH FLOWS
     The Company considers short-term investments which are highly liquid, are readily convertible into cash, and have original maturities of fewer than three months to be cash equivalents for the purposes of cash flows. For the year ended December 31, 1996, the Company paid no income taxes and paid interest of $37,958. For the year ended December 30, 1995, the Company paid no income taxes and paid interest of $4,781. During 1996 and 1995, the Company acquired $366,000 and $34,000, respectively, of equipment under capital lease obligations. These non-cash transactions have been excluded from the accompanying statement of cash flows.

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS
     Except as discussed in Note 8 under advances from affiliates, the fair market value of the Company's recorded financial instruments materially approximate their respective recorded balances, as the recorded assets and liabilities are stated at amounts expected to be realized or paid, or carry interest rates commensurate with current rates for instruments with a similar duration and degree of risk.

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123
     The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," for its year ending December 31, 1996. SFAS 123 was issued by the Financial Accounting Standards Board in October 1995, and allows companies to choose whether to account for stock-based compensation under the current intrinsic method as prescribed in Accounting Principles Board Opinion Number 25 (APB 25) or use the fair value method prescribed in SFAS 123. The Company continues to follow the provisions of APB 25. The impact of adoption does not have a significant effect on the Company's financial position or results of operations (see Note 7).

     RECLASSIFICATIONS
     Certain reclassifications have been made to the 1995 financial statements to conform with 1996 presentation. These reclassifications have no impact on previously reported results of operations or common shareholders' equity (deficit).

2.   INVENTORIES

     At December 31, 1996, inventories consist primarily of raw materials considered by management to have no value at year end because the brewery had ceased operations and the inventory had been subsequently discarded. See Note 11. Inventories at December 31, 1995 consisted of:

          Raw materials                 $18,372
          Work-in-process                26,332
          Finished goods                 25,915
          Retail inventory               16,144
                                        -------

                                        $86,763
                                        -------
                                        -------

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.   PROPERTY AND EQUIPMENT

     The property and equipment of the Company has been written down to estimated market value as of December 31, 1996 to reflect management's intention to dispose of the assets (see Note 11). Property and equipment on December 31, 1995 consisted of:

                                                   1996          1995
                                                -----------   ----------

          Land and improvements                 $1,504,610    $1,277,484
          Brewery equipment                      1,495,074       893,798
          Office furniture and equipment            25,274        23,034
          Vehicles                                  21,250        21,250
          Construction in progress                  53,460        14,000
                                                ----------    ----------

                                                 3,099,668     2,229,556

          Less accumulated depreciation           (267,427)      (50,834)
          Write-down to fair market value         (832,241)           --
                                                ----------    ----------

                                                $2,000,000    $2,178,732
                                                ----------    ----------
                                                ----------    ----------

4.   LOAN AND CAPITAL LEASE OBLIGATIONS

     Capital lease obligations relate to the acquisition of a bottling line in 1996 and to other equipment purchased in 1995. These leases bear interest rates ranging from 9% to 15% and require monthly payments of principal and interest. These leases are secured by the equipment and mature in the years of 1998 and 2000. Future minimum payments under the Company's loan and capital lease obligations are as follows:

                                   Principal    Interest     Total
                                   ---------    --------    --------

          1997                     $ 69,270     $30,727     $ 99,997
          1998                       73,696      22,746       96,442
          1999                       80,332      14,423       94,755
          2000                       87,196       5,227       92,423
                                   --------     -------     --------

                                   $310,494     $73,123     $383,617
                                   --------     -------     --------
                                   --------     -------     --------

5.   INCOME TAXES

     Pre-tax loss was attributable to operations entirely within the United States. For the periods ended December 31, 1996 and 1995, there was no current or deferred provision for income taxes.

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   INCOME TAXES (CONTINUED)

     The benefit for income taxes differs from the amount of income taxes determined by applying the U.S. statutory graduated federal rate due to the following:

                                                        YEAR ENDED
                                                       DECEMBER 31,
                                                     1996         1995
                                                   ---------    --------

       Statutory graduated federal rate               34.0%       34.0%
       State taxes, net of federal benefit             3.3         3.3
       Reserve of net operating loss
         carryforward assets                         (37.3)      (37.3)
                                                   ---------    --------
                                                          -%          -%
                                                   ---------    --------
                                                   ---------    --------


     Deferred tax assets (liabilities) consist of:

                                                         DECEMBER 31,
                                                      1996           1995
                                                  -----------     ----------

       Federal net operating loss carryforwards   $   795,000      $ 235,000
       Expenses not currently deductible              444,000         13,000
       Fixed assets                                   (70,000)       (30,000)
       Deferred tax asset valuation allowance      (1,169,000)      (218,000)
                                                  -----------     ----------

                                                  $        -      $        -
                                                  -----------     ----------
                                                  -----------     ----------

     As of December 31, 1996, the Company had a net operating loss carryforward aggregating approximately $2,337,000 for federal purposes, which may be used to offset future taxable income, if any. The annual utilization of this carryforward may be limited after the Company undergoes the ownership change anticipated by management or fails to meet the continuity of business requirements defined by the Internal Revenue Code. The Company's net operating loss carryforwards begin expiring in 2010.

6.   SHAREHOLDERS' EQUITY

     The Company is authorized to issue 10,000,000 shares of its common stock. Each share of common stock entitles the holder to one vote. In June 1994, the Company received $100,000 cash from WVI in exchange for 2,391,985 shares of unregistered common stock.

     In connection with the Company's initial stock offering under Oregon securities laws, WVI agreed to place in escrow its 2,391,985 shares of the Company's common stock. These shares were to be released from escrow to WVI when the Company satisfied one or more certain earnings requirements or established a bona fide over-the-counter trading market for its common stock and maintained a bid price equal to or greater than a stipulated benchmark price for 26 or more consecutive weeks. Unless released pursuant to these conditions, the 2,391,985 shares were to remain in escrow until unconditionally released in 25% increments on July 31, 2001, 2002, 2003 and 2004. Based on the

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   SHAREHOLDERS' EQUITY (CONTINUED)

     ownership change anticipated by management described in Note 11, the shares will not be released from escrow, and all shares will be converted to shares of the new Company. The shares, while in escrow, entitle WVI to the same rights and privileges as all other shareholders of common stock, except for certain rights relating to transferability and liquidation.

     During 1994 and 1995, the Company sold 2,298,182 shares of its common stock at $1.10 per share pursuant to a Form SB-2 public offering filed with the Securities and Exchange Commission. Cash proceeds from this offering, net of offering expenses of $377,729, aggregated $2,107,161 in 1994 and $43,110 in 1995.

     During 1996, the Company granted a total of 3,620 shares to employees. The Company recorded $6,697 of expense related to these grants which is included in selling, general and administrative expenses in the accompanying financial statements for the year ended December 31, 1996.

     See Note 11 for additional discussion of the planned ownership change.

7.   STOCK INCENTIVE PLAN

     The Company adopted a 1994 Stock Incentive Plan (the "Plan") and has reserved 250,000 shares of the Company's common stock thereunder. The Plan provides for the grant of incentive stock options to employees of the Company and non-qualified stock options, stock sales, and stock grants to employees, directors, and consultants of the Company. In 1995, the Company granted a total of 19,400 options under the Plan at an exercise price of $1.10 and $1.85 per share, which approximated fair market value at the date of grant. These options vest ratably over five and ten years, respectively, beginning one year from the date of grant. In 1996, the Company granted 31,500 options under the Plan. Of these, 7,500 options vest over a ten-year term and 6,500 vest over a five-year term and 17,500 were subsequently canceled. These options have an exercise price of $1.85 per share, which approximated the fair market value at the date of grant. At December 31, 1996, vested options totaled 23,900 and options that remain outstanding totaled 33,400. No options have been exercised to date.

     The Company has elected to account for its stock-based compensation under Accounting Principles Board Opinion No. 25. The Company has determined that the pro forma effects of applying SFAS 123 would not have a material effect on the results of operations for 1996 and 1995. This determination was made using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 1996 and 1995 were a risk-free interest rate of 6.67% and 7.35%, respectively, an expected dividend yield of 0% and 0%, respectively, an expected life of 8.04 years and 10 years, respectively, and an expected volatility of 57% and 54%, respectively. The weighted average fair value of stock options granted in 1996 and 1995 was $1.22 and $0.81, respectively.

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   STOCK INCENTIVE PLAN (CONTINUED)

     Options were assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 1996 and 1995, the total value of the options granted was computed to be $17,045 and $15,741, respectively, which would be amortized on a straight-line basis over the vesting period of the options.

     Note that all options granted by the Company are expected to be converted to options of the new company expected to be formed at the same conversion rate as the conversion of common stock as discussed in Note 11.

8.   RELATED PARTIES

     NATURE OF RELATED PARTIES
     The Company's president partially owns and controls Willamette Valley Vineyards (WVV), a winery in Oregon; and Nor'Wester Brewing Company Inc. (Nor'Wester), a microbrewery in Oregon; as well as WVI. Additionally, WVI is the majority owner of Aviator Ales, Inc. (AAI) and Bayhawk Ales, Inc.
     (BAI), and fully owns North Country Brewing Company, Inc. (NCBCI), development stage companies located in Washington, California and New York, respectively. As a result of certain arrangements between the Company and its affiliates, as well as the Company president's positions with and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and the allocation of the Company president's time.

     RELATED PARTY TRANSACTIONS
     For the period from inception through December 31, 1996, WVI and WVV provided secretarial, accounting, marketing, and administrative services related to the Company's initial stock offering and for general and administrative purposes. Beginning in 1996, the Company began contracting certain of these services from Nor'Wester under a general services agreement between Nor'Wester, WVI and WVV. During 1996 and 1995, the Company purchased these services at an approximate cost of $145,725 and $163,000, respectively, which is included in selling, general and administrative expenses in the accompanying financial statements. Additionally, WVI has allowed the Company to utilize certain proprietary concepts for no cash consideration. As a result of these and certain other transactions, the Company owed approximately $1,831,000 and $1,122,000, at December 31, 1996 and 1995, respectively, to affiliated companies.

     In 1995, the Company paid for certain brewing equipment costing $53,000 which was ultimately shipped to Nor'Wester. As a result of this transaction, the Company was owed approximately $47,000 from Nor'Wester at December 31, 1995; this balance was collected in March 1996.

     ADVANCES FROM PARENT AND AFFILIATE
     In connection with the Cooperative Brewing Agreement with Nor'Wester described above, Nor'Wester advanced $500,000 and $250,000 to the Company in 1996 and 1995, respectively, for the purchase of ingredients and packaging materials for the Company's initial and continued production of Nor'Wester's products. The advances received in 1996 were also used for the Company's production of its own beers. These advances are unsecured and do not bear interest.

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.   RELATED PARTIES (CONTINUED)

     Because of the anticipated ownership change discussed in Note 11, management does not expect to repay these advances. Instead, the advances are being considered in determining the purchase price and stock conversion ratios being used in the transaction.

     In 1995, WVI loaned $800,000 to the Company to fund operations and purchase capital assets. This loan was to be repaid in the following manner: as soon as the Company had raised $800,000 in net proceeds through its planned stock offering, $400,000 of the loan would have been payable under the terms of a note requiring monthly payments of $5,300 per month including interest at 10% per annum, with the remaining principal balance due eighteen months after the issuance of the note. The Company was not successful raising $800,000 in capital in its planned offering. Accordingly, the entire loan amount became payable under the terms described above with such notes being issued in April 1996. Because management plans to merge the Company into a new company, and because subsequent to December 31, 1996 management decided to sell the operations of the Company (see Note 11), management believes the entire balance is considered to be payable currently. Note that the Company expects to repay a portion of the loan with the proceeds it expects to receive when the operating assets are sold, and any remaining payables to WVI or to Nor'Wester will be considered in the conversion of the Company's shares into shares of the new company to be formed.

     STRATEGIC ALLIANCE AND COOPERATIVE BREWING AGREEMENTS
     The Company has entered into a Strategic Alliance (the "Alliance") with Nor'Wester, AAI, BAI, NCBCI, and WVI. The Company, Nor'Wester, AAI, BAI, NCBCI, and WVI are collectively referred to as "Alliance members," and the Company, AAI, and BAI are collectively referred to as the "Cooperative Brewers," and individually referred to as a "Cooperative Brewer." The purpose of the Alliance is to promote and support the growth of all of the Alliance members by increasing production at each Cooperative Brewer's facility and supporting the entry of Nor'Wester products into new markets. To achieve this goal, each Cooperative Brewer has agreed to cooperatively brew Nor'Wester's products, and to support the entry of these products into new markets by facilitating Nor'Wester's access to the Cooperative Brewer's network of distributors.

     The Alliance is created through a Strategic Alliance Agreement between Nor'Wester and each of the Companies, AAI, and BAI. The terms of the Strategic Alliance Agreement and the Cooperative Brewing Agreements are four years, unless earlier terminated under limited circumstances, which include material breach in the case of the Cooperative Brewing Agreements. The Agreements are subject to renewal. Pricing for the purchase of beer produced under the Cooperative Brewing Agreement is at the lesser of cost plus 10% or Nor'Wester's average cost of production at its Nor'Wester Brewery, plus a mark-up of 10%. The Agreement provides that no Alliance member will use the proprietary information or technology of another Alliance member to produce any beer with a flavor profile or appearance that is substantially similar to such Alliance member's beer. With the consent of all Alliance members, additional parties may be added to the Alliance.

     Under the terms of the Cooperative Brewing Agreements, the Company will produce Nor'Wester beer, in the amounts and packaging as specified in firm orders submitted by Nor'Wester on a periodic basis. The Company's production of Nor'Wester beer must comply with specifications concerning recipes, quality control procedures, flavor profile and appearance. Nor'Wester has a right to reject beer not meeting its specifications.

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.   RELATED PARTIES (CONTINUED)

     Nor'Wester has acquired certain specified brewing equipment for the Company's use in producing Nor'Wester's beer. To the extent that this equipment is not needed for the production of Nor'Wester beers, the Company may, upon notice to Nor'Wester, use this equipment to produce its own beer subject to the payment of an agreed-upon lease fee.

     The Cooperative Brewing Agreement requires that the Cooperative Brewer maintain the equipment supplied by Nor'Wester, that Nor'Wester insure this equipment, and that the Cooperative Brewer and Nor'Wester each indemnify the other for damages and losses in connection with the Agreement. Nor'Wester may at its cost remove or replace its equipment at any time if market conditions or other circumstances make such action desirable to Nor'Wester.

     Cooperative brewing revenues totaled $796,540, which is 53% of the Company's net revenues. Because of the pricing terms surrounding cooperative brewing discussed above and the fact that the Company's costs to produce beer were higher than Nor'Wester's costs to produce beer, cooperative brewing sales resulted in significant negative gross margins for the Company. Accordingly, the Company ceased its cooperative brewing of Nor'Wester beers in November 1996.

     Subsequent to December 31, 1996, the cooperative brewing agreement was canceled with the consent of all Alliance members.

9.   SIGNIFICANT CUSTOMERS

     Approximately 20% and 62% of the Company's sales were to wholesale distributors located in Colorado for the year ended December 31, 1996 and 1995, respectively. Sales to the Company's largest customer (excluding cooperative brewing) represented approximately 9% and 48% of gross sales for the years ended December 31, 1996 and 1995, respectively.

10.  COMMITMENTS

     The Company has entered into agreements with several independent distributors for the distribution of the Company's products in Colorado. These agreements contain normal distribution provisions and are cancelable by either the Company or the distributors.

     During 1995, the Company entered into a 15-year operating lease arrangement with optional renewal terms for its production facility in Denver, Colorado. Management expects to terminate the lease during 1997. However, minimum future lease payments according to the lease are as follows:

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.  COMMITMENTS (CONTINUED)

          YEAR ENDING
          DECEMBER 31,
          ------------

             1997                      $  107,000
             1998                         111,000
             1999                         116,000
             2000                         121,000
             2001                         130,000
             Thereafter                 1,274,000
                                       ----------

                                       $1,859,000
                                       ----------
                                       ----------

     The terms of this lease allowed for no lease payments to be made during the initial four months of the lease term, and contain escalating payments. The Company has recorded lease expense on the straight-line method over the lease term; accordingly, deferred rent has been recorded in the accompanying balance sheet as of December 31, 1995. Because the Company intends to dispose of its assets and terminate its lease during 1997, it is not likely to experience escalating lease payments.

     Accordingly, deferred rent recorded in 1995 and 1996 has been reversed and has been netted against the estimated impairment loss, and no deferred rent balance is recorded as of December 31, 1996. See Note 11. Rent expense, including common area charges and rental of temporary storage in 1995, aggregated approximately $102,000 and $85,000 during 1996 and 1995, respectively, and is allocated between cost of sales and selling, general and administrative expenses in the accompanying statement of operations.

11.  SUBSEQUENT EVENTS

     MERGER OF AFFILIATED BREWERIES AND INVESTMENT BY UBA
     On January 30, 1997, the Company along with its parent (WVI) and its affiliates (Nor'Wester, AAI and BAI) entered into an investment agreement with United Breweries of America, Inc. (UBA), an entity controlled by the UB Group of Bangalore, India. The agreement provides for Nor'Wester, WVI, AAI, MHBC and BAI to consolidate into a company to be known as United Craft Brewers, Inc. (UCB). This merger will result in the issuance of newly registered shares of UCB common stock in exchange for shares of Nor'Wester, WVI and its subsidiaries. The merger and share exchange will require approval by the Boards of Directors and shareholders of each of the entities. Following consolidation, all shareholders in the Nor'Wester/WVI alliance will hold shares in UCB, a company which is intended to be listed for trading on the Nasdaq National Market system under the symbol ALES. Proposed exchange ratios for each of the entities are as follows, based on an average closing price of $2.63 for Nor'Wester's common stock for the 20 trading days immediately preceding execution of the merger:

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.  SUBSEQUENT EVENTS (CONTINUED)

            COMPANY                      EXCHANGE RATIO
          -----------                    --------------

          Nor'Wester                              1:1
          WVI                               1.99159:1
          AAI                               2.98739:1
          BAI                               1.99159:1
          MHBC                              2.98739:1

     Following the merger, UBA has proposed to invest $8.63 million in exchange for a 45% equity interest in the new equity, UCB. Of the $8.63 million proposed investment by UBA, $2.75 million is in the form of bridge loans conditionally available to Nor'Wester during the consolidation phase. As of March 21, 1997, $1,500,000 has already been loaned to Nor'Wester, the majority of which has been advanced to North Country. At closing, it is anticipated that the bridge loans will be converted into shares of UCB and the remaining $5.88 million cash investment will be made directly in shares of UCB.

     The closing of the proposed investment remains subject to (i) approval by the shareholders of each of the companies, (ii) achievement of certain operating results at each of the breweries, (iii) maintenance of certain operating conditions and covenants, including that there shall be no material adverse change in the businesses of the affiliated breweries taken as a whole, (iv) approval by federal and state liquor control agencies, (v) registration with the U.S. Securities and Exchange Commission of UCB shares to be exchanged in the merger, (vi) extension of the Company's $1 million revolving line of credit through September 30, 1997 (see Note 4); and the lender shall have waived any defaults under the line of credit agreement and the line of credit shall have been converted to a term loan (see Note
     5), and (vii) such other customary conditions for transactions of this type.

     Immediately following the proposed investment by UBA, UBA would own 45% and the Company's president would own 10% of UCB. The public shareholders of Nor'Wester, WVI, and WVI's subsidiaries would own the remaining 45% of UCB.

     RENEGOTIATION OF THE TERMS
     In light of lower than anticipated 1996 results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions within the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies are in the process of renegotiating the terms of the UBA investment discussed in
     Note 11. The renegotiation will reflect a significantly lower valuation for the affiliate companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following the consolidation. It is anticipated that the $2.75 million bridge loan amount will not be reduced. The existing shareholders in the affiliated Companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the affiliated companies has not yet been determined. Management will soon

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.  SUBSEQUENT EVENTS (CONTINUED)

     seek Board approval by each of the affiliated companies of any renegotiated terms. Failure of the parties to reach a mutually agreeable renegotiated investment agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations. There can be no assurance that the proposed merger will be completed or that the Company will obtain the capital needed to sustain operations.

     IMPAIRMENT OF ASSETS
     Subsequent to December 31, 1996, the Company's management decided to sell the operating assets of the Company. No definitive agreement has been reached, but management has received an offer of approximately $2 million in exchange for all of MHBC's property and equipment at the brewery and assumption of the facility lease. Based on this plan, management has recorded a partial write-down of operating brewery assets to their estimated fair market value. The Company based its analysis on Statement of Financial Accounting Standards No. 121, (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," which establishes the standards to identify and measure impairment of long-lived assets. Management's best estimate of this write-down, based on the present offer, is $968,879. In addition, management estimates the cost to dispose of the assets to be $50,000, and this amount is recorded in the financial statements as of December 31, 1996, as part of the reserve for impairment loss. While management searches for potential buyers, the Company is operating on a limited basis as a contract brewer for a local brewery. Revenues related to contract brewing are not sufficient to cover the fixed costs to operate the brewery. Accordingly, a reserve for losses from operations of the impaired assets in the amount of $288,000 is also recorded as part of the reserve for impairment loss.