Form 10KSB/A
period 1996-12-31
MILE HIGH BREWING CO
filed 1997-05-15
CIK 928418

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-KSB/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Items 6, 7 and 12 of the Annual Report on Form 10-KSB for Mile High Brewing Company are hereby amended in their entirety as follows:

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS
This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-KSB contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, availability of financing for operations and payment of past due creditors, ability to sell the Company's assets on favorable terms, successful completion of the planned consolidation of the Affiliated Companies, and other risks detailed below as well as those discussed elsewhere in this Form 10-KSB and from time to time in the Company's Securities and Exchange Commission filings and reports, including but not limited to the Company's Prospectus dated June 9, 1996. Copies of the Prospectus are available from the Company. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

RESULTS OF OPERATIONS
The following table reflects selected data from the Company's statements of operations stated as a percentage of net revenues:

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                      1996         1995
                                                   ----------   ----------
 Gross revenues                                       105.6%       101.8%
 Less excise taxes                                      5.6          1.8
                                                   ----------   ----------
 Net revenues                                         100.0        100.0
 Cost of goods sold                                   125.7        103.8
 Selling, general and administrative expenses          52.2        342.5
                                                   ----------   ----------
 Operating loss                                      (159.1)      (346.3)
                                                   ----------   ----------
 Loss before income taxes                            (160.5)      (314.5)
                                                   ----------   ----------
 Net loss                                            (160.5)%     (314.5)%
                                                   ==========   ==========


GROSS REVENUES. The Company began brewing and selling beer in August 1995, with gross revenues from beer and retail products totaling $1,600,915 for the year ended December 31, 1996 and $216,498 for the year ended December 31, 1995. The increase is primarily attributable to the fact that the Company did not start selling beer until late August 1995 and the addition of the sale of $796,549 (50 percent of gross sales) of Nor'Wester brand beer under the Cooperative Brewing Agreement during 1996. The Company ceased normal operations in November 1996 and is researching various options for the sale of its assets or for contract brewing arrangements. During this time, the Company is performing a limited amount of contract brewing for a third party.

The Company's facility has a current annual production capacity of 39,000 barrels and sold 13,191 barrels and 658 barrels during 1996 and 1995, respectively.

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

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses increased to $790,615 (52 percent of net sales) for the year ended December 31, 1996 from $728,021 (342 percent of net sales) for the year ended December 31, 1995. SG&A expenses reflect operating management and administrative services provided by the Company's parent, WVI, and by Nor'Wester, an affiliated company as well as direct charges such as selling and administrative salaries and advertising expenses. The increase in SG&A expenses is primarily attributable to eleven months of operations in 1996 and increased shipping costs as the Company introduced its products into surrounding states, offset in part by higher costs incurred during the first months of the Company's operations in late 1995.

IMPAIRMENT LOSS. Impairment loss of $1,018,879 in 1996 resulted from the write down of Mile High's operating assets to fair value.

WRITE-OFF OF STOCK OFFERING COSTS. Consists of costs related to the write-off of legal and accounting fees related to Mile High's discontinued public stock offering.

NET LOSS. Net loss increased to $2,432,272 for the year ended December 31, 1996 from $668,481 for the year ended December 31, 1995 as a result of the individual line items discussed above.

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

Cash and cash equivalents decreased $349,371 to $30,320 at December 31, 1996 from $379,691 at December 31, 1995. The decrease is primarily a result of $662,434 net cash used for operating activities including $1,018,879 write down of assets held for sale to net realized value, $385,712 used for capital expenditures and $698,775 net cash provided by financing activities, including $763,933 in net borrowings from WVI and affiliated companies.

Working capital deficit was $2,662,424 at December 31, 1996 compared to a working capital deficit of $89,510 at December 31, 1995. The current ratio decreased to .04:1 at December 31, 1996 from .87:1 at December 31, 1995.

Accounts payable increased $672,914 to $816,664 at December 31, 1996 from $143,750 at December 31, 1995. At December 31, 1996 and currently, the Company was past due on $722,284 of its accounts payable.

During 1995, WVI loaned $800,000 to the Company for the purpose of paying for leasehold improvements, the purchase of capital assets and for funding working capital. When issued, the note was unsecured and carried no interest, however, upon termination of the Company's offering in October 1996, the note converted into an installment note at 10 percent per annum and was secured by all assets of the Company. The note was due in monthly installments of $5,300, with the remaining principal balance due 18 months after the issuance of the note. Because of the anticipated consolidation, management does not expect to repay the note. Instead, the note will be considered in the stock conversion ratios being used in the Consolidation.

In November 1996 the Company ceased its normal operations, except for a small amount of contract brewing for third party brewers and is currently researching various options for additional contract brewing opportunities or for liquidating the Company's assets.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GENERAL

    Each of Nor'Wester, WVI, Aviator and Bayhawk is affiliated with Mile High in that James W. Bernau, Mile High's founder, President and Chairperson of the Board of Directors, is also President and Chairperson of the Board of Directors of each such affiliated company. Mr. Bernau is also a significant equity owner of each affiliated company either directly, as in the case of Nor'Wester, in which Mr. Bernau owns approximately 25% of the outstanding capital stock, or indirectly through his controlling interest in WVI (62%), which in turn owns a controlling interest in each of Aviator (51%), Bayhawk (57%) and Mile High (51%). As a result of certain arrangements between Mile High and its affiliates, as well as Mr. Bernau's positions and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and the allocation of Mile High's President's time.

LOANS, ADVANCES AND SERVICES FROM AFFILIATES

    MILE HIGH BRIDGE LOAN. During 1995, WVI loaned $800,00 to Mile High, a subsidiary of WVI, to pay for leasehold improvements, purchase capital assets and fund the working capital needs of Mile High's brewery (the "Mile High Bridge Loan"). The Mile High Bridge Loan was to be repaid from the proceeds of Mile High's planned second direct public stock offering which commenced in May 1996 but was terminated in October 1996 as a result of the planned Consolidation and investment by UBA before the minimum amount could be raised in the offering. In October 1996, the loan was converted to an 18 month installment note issued to WVI. The note bears interest at 10%, provides for monthly principal and interest payments of $5,300, and is unsecured. As of December 31, 1996, the entire amount of the note remained unpaid.

    LOANS AND ADVANCES FROM NOR'WESTER AND WVI. In 1995 and 1996, Nor'Wester loaned or advanced $350,000 to Mile High for working capital needs and for the purchase of brewing ingredients and raw materials to brew Nor'Wester beer under Mile High's Cooperative Brewing Agreement with Nor'Wester entered into as part of the Alliance. For a description of the purposes of the Alliance and the terms of the Cooperative Brewing Agreement see "Strategic Alliance" below. In 1996, Nor'Wester also loaned $150,000 to Mile High to help pay for the construction of Mile High's pub. During 1995, Mile High's parent, WVI, loaned $800,000 to Mile High for the purpose of paying for leasehold improvements, purchasing capital assets and funding the working capital needs of Mile High's brewery. During 1996, WVI advanced $186,364 to Mile High to purchase capital assets and support the working capital needs of Mile High's brewery. Each of these loans and advances are unsecured and do not bear interest.

    ADVANCES AND SERVICES FROM WVI, WVV AND NOR'WESTER. In 1995 and 1996, WVI and WVV paid certain bills on behalf of Mile High and provided Mile High with certain accounting, marketing and administrative services. Further, in 1995 and 1996, in support of the creation and development of the Alliance, Nor'Wester paid certain bills on behalf of Mile High and provided Mile High with services under the General Services Agreement entered into as part of the Alliance. For a description of the General Services Agreement see "Strategic Alliance," below.

    PAYMENTS TO AFFILIATES. During 1995, Mile High paid WVI, WVV and Nor'Wester $257,286, $15,300 and $62,854, respectively, in payment of the above-described loans, advances and services. During 1996, Mile High paid WVI $10,000 in payment of the above-described loans, advances and services.

    AMOUNTS OWED TO AFFILIATES AT DECEMBER 31, 1996. As a result of the above-described transactions, other than the Mile High Bridge Loan, at December 31, 1996, Mile High owed $313,806 to WVI, $17,743 to WVV, and $702,998 to Nor'Wester. These amounts are unsecured, do not bear interest, are payable on demand by WVI, WVV and Nor'Wester, as the case may be. At December 31, 1996, Mile High owed $800,000 to WVI on the Mile High Bridge Loan. The foregoing amounts are reflected as "payables to parent and affiliated companies" on Mile High's balance sheet.

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

The Company was charged by Nor'Wester and WVI $51,500 and $56,025, respectively, for services under the General Services Agreement during 1996.

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

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 14, 1997

                                       MILE HIGH BREWING COMPANY

                                       By: /s/ JAMES W. BERNAU
                                       ----------------------------------
                                       James W. Bernau
                                       Chairperson of the Board, President
                                       and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities on May 14, 1997:

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

                              MILE HIGH
                          BREWING COMPANY
                    (A DEVELOPMENT STAGE COMPANY)
                   REPORT AND FINANCIAL STATEMENTS
                      DECEMBER 31, 1996 AND 1995

 MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . .  F-1

Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Statement of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

Statement of Shareholders' Equity. . . . . . . . . . . . . . . . . . . . .  F-5

Statement of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . .  F-7

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Mile High Brewing Company
(A Development Stage Company)

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company which has a limited and unprofitable operating history, has negative working capital of $2,662,424 and has limited access to capital with which to fund future operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Subsequent to December 31, 1996, the Company's management formalized and approved a plan to sell the operating assets of the Company or to pursue contract brewing opportunities. Accordingly, the assets have been reported at estimated fair value at December 31, 1996 and management has recorded an impairment loss of $1,018,879 in the accompanying statement of operations for the year ended December 31, 1996. Such factors, among others, raise substantial doubt about its ability to continue as a going concern.

As discussed in Note 12 to the financial statements, the Company entered into an investment agreement subsequent to December 31, 1996 to be merged with other affiliated companies and convert its stock into shares of a new publicly traded entity.

To the Board of Directors and Shareholders of Mile High Brewing Company
(A Development Stage Company)
Page 2


Mile High Brewing Company is a member of a group of affiliated companies and, as disclosed in the financial statements, has extensive transactions and relationships with members of the group. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

As discussed in Note 14 to the financial statements, the Company has restated its 1996 financial statements to reduce the impairment loss by the amount of future estimated operating losses initially included therein relating to a contract brewing arrangement. Such losses will be recorded in 1997 as incurred.

PRICE WATERHOUSE LLP
Portland, Oregon
March 17, 1997 except as to Notes 13 and 14
which are as of March 24, 1997

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
-------------------------------------------------------------------------------

                                                                       DECEMBER 31,
                                                                1996                1995
                                                           -------------       ------------
                                                       (RESTATED - NOTE 14)
ASSETS
Current assets:
  Cash and cash equivalents                                $     30,320        $    379,691
  Accounts receivable                                            85,200              44,118
  Inventories (Notes 2 and 11)                                        -              86,763
  Prepaid and other current assets                                8,170              67,837
                                                           -------------       ------------
     Total current assets                                       123,690             578,409

Property and equipment (Notes 3, 4 and 11)                    2,000,000           2,178,732
Other noncurrent assets                                               -             131,950
                                                           -------------       ------------

                                                           $  2,123,690        $  2,889,091
                                                           -------------       ------------
                                                           -------------       ------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                         $    816,664        $    143,750
  Reserve for impairment loss (Note 11)                          50,000                   -
  Other accrued liabilities                                      15,633              79,526
  Payables to parent and affiliated companies (Note 8)        1,834,547              20,614
  Current portion of loan from parent (Note 8)                        -             416,200
  Current portion of capital lease obligation (Note 4)           69,270               7,829
                                                           -------------       ------------
     Total current liabilities                                2,786,114             667,919

Capital lease obligation, less current portion (Note 4)         241,224              22,068
Advances from affiliates (Note 8)                                     -             250,000
Loan from parent less current portion (Note 8)                        -             383,800
Deferred rent (Note 10)                                               -              43,377
                                                           -------------       ------------
                                                              3,027,338           1,367,164
                                                           -------------       ------------
Commitments and contingencies (Notes 10, 12 and 13)

Shareholders' equity (deficit) (Notes 6, 7, 12 and 13):
  Common stock, $.001 par value, 10,000,000 shares
    authorized, 4,693,787 and 4,690,167 shares issued and
    outstanding at December 31, 1996 and 1995, respectively       4,694               4,690
  Additional paid-in capital                                  2,252,274           2,245,581
  Deficit accumulated during the development stage           (3,160,616)           (728,344)
                                                           -------------       ------------
                                                               (903,648)          1,521,927
                                                           -------------       ------------
Total liabilities and shareholders' equity                 $  2,123,690        $  2,889,091
                                                           -------------       ------------
                                                           -------------       ------------

    The accompanying notes are an integral part of these financial statements.

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------

                                                                          CUMULATIVE
                                                                         AMOUNTS FROM
                                                                           INCEPTION
                                                      YEAR ENDED        (JUNE 8, 1994) TO
                                                      DECEMBER 31,        DECEMBER 31,
                                                  1996           1995         1996
                                            -----------    ------------   -----------
                                           (RESTATED - NOTE 14)         (RESTATED NOTE 14)
Gross sales (Notes 8 and 9)                 $  1,600,915   $    216,498   $  1,817,413
Less excise taxes                                (85,426)        (3,917)       (89,343)
                                            ------------   ------------   ------------
Net sales                                      1,515,489        212,581      1,728,070

Cost of goods sold (Note 8)                    1,905,335        220,656      2,125,991
                                            ------------   ------------   ------------
Gross deficit                                   (389,846)        (8,075)      (397,921)

Selling, general and administrative
  expenses (Note 8)                              790,615        728,021      1,582,915
Impairment loss (Note 11)                      1,018,879              -      1,018,879
Write-off of stock offering costs (Note 6)       212,098              -        212,098
                                            ------------   ------------   ------------
Loss from operations                          (2,411,438)      (736,096)    (3,211,813)

Other income (expense):
     Interest income (expense)                   (37,958)        67,615         34,073
     Other income                                 17,124              -         17,124
                                            ------------   ------------   ------------
Loss before income taxes                      (2,432,272)      (668,481)    (3,160,616)

Income taxes (Note 5)                                  -              -              -
                                            ------------   ------------   ------------
Net loss as a development stage company     $ (2,432,272)  $   (668,481)  $ (3,160,616)
                                            ------------   ------------   ------------
                                            ------------   ------------   ------------
Net loss per common share                   $      (0.52)  $      (0.14)  $      (0.74)
                                            ------------   ------------   ------------
                                            ------------   ------------   ------------
Weighted average number of common
  shares outstanding                           4,691,810      4,685,649      4,243,217
                                            ------------   ------------   ------------
                                            ------------   ------------   ------------


    The accompanying notes are an integral part of these financial statements.

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY
PERIOD FROM INCEPTION (JUNE 8, 1994) TO DECEMBER 31, 1996
-------------------------------------------------------------------------------


                                                                                          DEFICIT
                                                                                        ACCUMULATED
                                                                            ADDITIONAL   DURING THE
                                                   COMMON STOCK             PAID-IN     DEVELOPMENT
                                              SHARES          AMOUNT        CAPITAL        STAGE       TOTAL
                                             ---------      ---------    ------------   ----------  ----------
Balances, June 8, 1994                          -           $    -       $      -       $    -      $     -

Stock issued to Willamette Valley, Inc.
  ($0.04 per share)                          2,391,985          2,392          97,608        -         100,000

Proceeds from stock offering
  ($1.10 per share)                          2,258,994          2,259       2,104,902        -       2,107,161
Net loss                                        -                -              -          (59,863)    (59,863)
                                             ---------      ---------    ------------   ----------  ----------
Balances, December 31, 1994                  4,650,979          4,651       2,202,510      (59,863)  2,147,298

Proceeds from stock offering
  ($1.10 per share)                             39,188             39          43,071           -       43,110

Net loss                                        -                -              -         (668,481)   (668,481)
                                             ---------      ---------    ------------   ----------  ----------
Balances, December 31, 1995                  4,690,167          4,690       2,245,581     (728,344)  1,521,927

Stock issued to employees (Note 6)               3,620              4           6,693           -        6,697

Net loss                                        -                -              -       (2,432,272) (2,432,272)
                                             ---------      ---------    ------------   ----------  ----------
Balances, December 31, 1996
  (Restated - Note 14)                       4,693,787      $   4,694    $  2,252,274 $ (3,160,616) $ (903,648)
                                             ---------      ---------    ------------   ----------  ----------
                                             ---------      ---------    ------------   ----------  ----------

    The accompanying notes are an integral part of these financial statements.

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                           CUMULATIVE
                                                                                          AMOUNTS FROM
                                                                                            INCEPTION
                                                                    YEAR ENDED          (JUNE 8, 1994) TO
                                                                    DECEMBER 31,           DECEMBER 31,
                                                                1996           1995           1996
                                                           ------------   ------------   ------------
                                                     (RESTATED - NOTE 14)              (RESTATED - NOTE 14)
Cash flows from operating activities:
  Net loss as a development stage company                  $ (2,432,272)  $   (668,481)  $ (3,160,616)
  Reconciliation of net loss to cash used by
    operating activities:
     Depreciation and amortization                              216,593         51,323        267,916
     Deferred rent                                                    -         43,377         43,377
     Impairment loss (Note 11)                                1,018,879              -      1,018,879
     Shares granted to employees                                  6,697              -          6,697
     Changes in current assets and current
       liabilities:
        Accounts receivable                                     (41,082)       (44,118)       (85,200)
        Inventories                                             (99,937)       (81,230)      (186,700)
        Prepaid and other assets                                 59,667        (67,837)        (8,170)
        Accounts payable                                        672,914        122,442        816,664
        Accrued liabilities                                     (63,893)        79,526         15,633
                                                           ------------   ------------   ------------
  Net cash used for operating activities                       (662,434)      (564,998)    (1,271,520)
                                                           ------------   ------------   ------------
Cash flows from investing activities:
  Capital expenditures                                         (385,712)    (2,195,078)    (2,581,190)
  Cash paid for other noncurrent assets                               -       (119,834)      (132,439)
                                                           ------------   ------------   ------------
Net cash used for investing activities                         (385,712)    (2,314,912)    (2,713,629)
                                                           ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from the sale of common stock
    to parent company                                                 -              -        100,000
  Net proceeds from common stock offering                             -         43,110      2,150,271
  Principal payments on capital lease
    obligation                                                  (65,158)        (4,191)       (69,349)
  Net borrowings and advances from parent
    and affiliated companies                                    763,933        968,595      1,834,547
                                                           ------------   ------------   ------------
Net cash provided by financing activities                       698,775      1,007,514      4,015,469
                                                           ------------   ------------   ------------
Net decrease in cash                                           (349,371)    (1,872,396)        30,320
Cash and cash equivalents, beginning of period                  379,691      2,252,087              -
                                                           ------------   ------------   ------------
Cash and cash equivalents, end of period                   $     30,320   $    379,691   $     30,320
                                                           ------------   ------------   ------------
                                                           ------------   ------------   ------------


     The accompanying notes are an integral part of these financial statements.

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION
    Mile High Brewing Company (the Company) is a development stage company organized under the laws of the State of Delaware. From the date of inception (June 8, 1994) through December 31, 1996, the Company's efforts have been directed primarily toward organizing and issuing a public offering of shares of its common stock and building, equipping its brewery and developing a marketable beer. The brewery began producing and selling beer in September 1995, however in 1996 the Company was brewing at only 19% of its expected capacity. The Company built and operated a brewery in a leased facility in Denver, Colorado. The Company is one of four majority or wholly owned subsidiaries of Willamette Valley, Inc. Microbreweries across America (WVI), a company located in Oregon, organized to establish microbreweries throughout the United States. At December 31, 1996 and 1995, WVI owned approximately 51% of the Company's common stock.

    The Company is a development stage company which has only a limited and unprofitable operating history, has negative working capital of $2,662,424, has limited access to capital with which to fund future operations, and ceased production of its products in November 1996. During 1996, the Company recorded an impairment loss and has written its assets down to fair value and recorded a reserve for estimated costs to dispose of its assets. Subsequent to December 31, 1996, the Company's management formulated a plan either to sell the operating assets of the Company or to pursue contract brewing opportunities. Such factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern (see Note 12).

    Subsequent to December 31, 1996, the Company entered into an investment agreement to be merged with its affiliate breweries during 1997 and for all of the Company's common stock to be converted into shares of a new public company. The Company currently has no source of capital other than the proposed investor discussed in Notes 12 and 13.

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

    INVENTORIES
    Inventories at December 31, 1996 and 1995 are stated at the lower of cost (first-in, first-out basis) or market (see Note 2).

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

    OTHER NONCURRENT ASSETS
    In 1995, the Company capitalized the fees and related legal costs of organization which are included in other noncurrent assets in the accompanying balance sheet. These items were written off in 1996 based on management's intention of being merged into a new public company (see Note
    12), as these intangible assets no longer have future value.

    INCOME TAXES
    The Company accounts for income taxes using the asset and liability approach prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this approach, deferred income taxes are calculated for the expected future tax consequences of temporary differences between the book basis and tax basis of the Company's assets and liabilities. The Company files a stand-alone federal and state income tax return.

    REVENUE RECOGNITION
    The Company recognizes revenue upon the shipment of its products to its
    customers.   Sales are recorded as trade accounts receivable and no
    collateral is required.

    NET LOSS PER COMMON SHARE
    Net loss per common share is calculated based on the weighted average number of common shares outstanding after giving effect to shares granted to employees throughout the periods presented. No common stock equivalents with a dilutive effect were outstanding during the periods presented. Shares held in escrow are included in the weighted average number of common shares outstanding.

    STATEMENT OF CASH FLOWS
    The Company considers short-term investments which are highly liquid, are readily convertible into cash, and have original maturities of fewer than three months to be cash equivalents for the purposes of cash flows. For the year ended December 31, 1996, the Company paid no income taxes and paid interest of $37,958. For the year ended December 31, 1995, the Company paid no income taxes and paid interest of $4,781. During 1996 and 1995, the Company acquired $366,000 and $34,000, respectively, of equipment under capital lease obligations. These non-cash transactions have been excluded from the accompanying statement of cash flows.

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS
    Except as discussed in Note 8 under advances from affiliates, the fair market values of the Company's recorded financial instruments approximate their respective recorded balances, as the recorded assets and liabilities are stated at amounts expected to be realized or paid, or carry interest rates commensurate with current rates for instruments with a similar duration and degree of risk.

    LONG-LIVED ASSETS
    Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121). Under FAS 121, property is carried at cost unless estimated future undiscounted cash flows from the operation of such property are less than cost in which case the carrying value is reduced to fair value (see Note 11).

    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123
    The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," for its year ended December 31, 1996. SFAS 123 was issued by the Financial Accounting Standards Board in October 1995, and allows companies to choose whether to account for stock-based compensation under the current intrinsic method as prescribed in Accounting Principles Board Opinion Number 25 (APB 25) or use the fair value method prescribed in SFAS 123. The Company continues to follow the provisions of APB 25. The impact of adoption does not have a significant effect on the Company's financial position or results of operations (see Note 7).

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


2.  INVENTORIES

    At December 31, 1996, inventories consist primarily of raw materials considered by management to have no value at year end because the brewery had ceased operations and the inventory had been subsequently discarded. See Note 11. Inventories at December 31, 1995 consisted of:

         Raw materials                           $    18,372
         Work-in-process                              26,332
         Finished goods                               25,915
         Retail inventory                             16,144
                                                 -----------
                                                 $    86,763
                                                 -----------
                                                 -----------

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

3.  PROPERTY AND EQUIPMENT

    The property and equipment of the Company has been written down to estimated fair value as of December 31, 1996 to reflect management's intention to dispose of the assets or operate them in a more limited manner (see Note 11). Property and equipment consisted of:

                                                  1996               1995
                                            ---------------     --------------
         Land and improvements              $     1,504,610     $    1,277,484
         Brewery equipment                        1,495,074            893,798
         Office furniture and equipment              25,274             23,034
         Vehicles                                    21,250             21,250
         Construction in progress                    53,460             14,000
                                            ---------------     --------------
                                                  3,099,668          2,229,566
         Less accumulated depreciation             (267,427)           (50,834)
         Write-down to fair value                  (832,241)                 -
                                            ---------------     --------------
                                            $     2,000,000     $    2,178,732
                                            ---------------     --------------
                                            ---------------     --------------

4.  CAPITAL LEASE OBLIGATIONS

    Capital lease obligations relate to the acquisition of a bottling line in 1996 and to other equipment purchased in 1995. These leases bear interest rates ranging from 9% to 15% and require monthly payments of principal and interest. These leases are secured by the equipment and mature in the years of 1998 and 2000. Future minimum payments under the Company's capital lease obligations are as follows:

                            PRINCIPAL            INTEREST            TOTAL
                        ---------------     ---------------     --------------
         1997           $        69,270     $        30,727     $       99,997
         1998                    73,696              22,746             96,442
         1999                    80,332              14,423             94,755
         2000                    87,196               5,227             92,423
                       ---------------     ---------------     --------------
                        $       310,494     $        73,123     $      383,617
                       ---------------     ---------------     --------------
                       ---------------     ---------------     --------------

5.  INCOME TAXES

    Pre-tax loss was attributable to operations entirely within the United States. For the periods ended December 31, 1996 and 1995, there was no current or deferred provision for income taxes.

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

5.  INCOME TAXES (CONTINUED)

    The benefit for income taxes differs from the amount of income taxes determined by applying the U.S. statutory graduated federal rate due to the following:
                                                         YEAR ENDED DECEMBER 31,
                                                                1996   1995
                                                               -----   -----
         Statutory graduated federal rate                       34.0%   34.0%
         State taxes, net of federal benefit                     3.3     3.3
         Reserve of net operating loss carryforward assets     (37.3)  (37.3)
                                                               -----   -----
                                                                   -%      -%
                                                               -----   -----
                                                               -----   -----

    Deferred tax assets (liabilities) consist of:
                                                          DECEMBER 31,
                                                        1996          1995
                                                   ------------   ------------
         Federal net operating loss carryforwards  $    795,000   $    235,000
         Expenses not currently deductible              444,000         13,000
         Fixed assets                                   (70,000)       (30,000)
         Deferred tax asset valuation allowance      (1,169,000)      (218,000)
                                                   ------------   ------------
                                                   $          -   $          -
                                                   ------------   ------------
                                                   ------------   ------------

    As of December 31, 1996, the Company had a net operating loss carryforward aggregating approximately $2,337,000 for federal purposes, which may be used to offset future taxable income, if any. The annual utilization of this carryforward may be limited after the Company undergoes the ownership change anticipated by management (see Note 12) or fails to meet the continuity of business requirements defined by the Internal Revenue Code. The Company's net operating loss carryforwards begin expiring in 2010.


6.  SHAREHOLDERS' EQUITY

    The Company is authorized to issue 10,000,000 shares of its common stock. Each share of common stock entitles the holder to one vote. In June 1994, the Company received $100,000 cash from WVI in exchange for 2,391,985 shares of unregistered common stock.

    In connection with the Company's initial stock offering under Oregon securities laws, WVI agreed to place in escrow its 2,391,985 shares of the Company's common stock. These shares were to be released from escrow to WVI when the Company satisfied one or more certain earnings requirements or established a bona fide over-the-counter trading market for its common stock and maintained a bid price equal to or greater than a stipulated benchmark price for 26 or more consecutive weeks. Unless released pursuant to these conditions, the 2,391,985 shares were to remain in escrow until unconditionally released in 25% increments on July 31, 2001, 2002, 2003 and 2004. Based on the

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

6.  SHAREHOLDERS' EQUITY (CONTINUED)

    ownership change anticipated by management described in Note 12, the shares will not be released from escrow, and all shares will be converted to shares of the new Company. The shares, while in escrow, entitle WVI to the same rights and privileges as all other shareholders of common stock, except for certain rights relating to transferability and liquidation.

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

    During 1996, the Company attempted its second direct public stock offering to sell up to 1,053,000 shares of common stock at $1.85 per share. The offering has failed to raise the minimum escrow amount, and in October 1996 the Company elected to terminate the offering and return funds to investors. Accordingly, the costs of $212,098 related to the offering have been expensed in the current year.

    See Notes 12 and 13 for additional discussion of the planned ownership change.


    7.   STOCK INCENTIVE PLAN

    The Company adopted a 1994 Stock Incentive Plan (the "Plan") and has reserved 250,000 shares of the Company's common stock thereunder. The Plan provides for the grant of incentive stock options to employees of the Company and non-qualified stock options, stock sales and stock grants to employees, directors and consultants of the Company. In 1995, the Company granted 19,400 options under the Plan at an exercise price of $1.10 and $1.85 per share, which approximated fair market value at the date of grant. These options vest ratably over five and ten years, respectively, beginning one year from the date of grant. In 1996, the Company granted 31,500 options under the Plan. Of these, 7,500 options vest over a ten-year term and 6,500 vest over a five-year term and 17,500 were subsequently canceled. These options have an exercise price of $1.85 per share, which approximated the fair market value at the date of grant. At December 31, 1996, vested options totaled 23,900 and options that remain outstanding totaled 33,400. No options have been exercised to date.

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

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



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

    Note that all options granted by the Company are expected to be converted to options of the new company expected to be formed at the same conversion rate as the conversion of common stock as discussed in Note 12.


8.  RELATED PARTIES

    NATURE OF RELATED PARTIES
    The Company's president partially owns and controls Willamette Valley Vineyards (WVV), a winery in Oregon; and Nor'Wester Brewing Company Inc. (Nor'Wester), a microbrewery in Oregon; as well as WVI. Additionally, WVI is the majority owner of Aviator Ales, Inc. (AAI) and Bayhawk Ales, Inc.
    (BAI), and fully owns North Country Brewing Company, Inc. (NCBCI), companies located in Washington, California and New York, respectively.
    As a result of certain arrangements between the Company and its affiliates, as well as the Company president's positions with and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and the allocation of the Company president's time.

    RELATED PARTY TRANSACTIONS
    For the period from inception through December 31, 1996, WVI and WVV provided secretarial, accounting, marketing, and administrative services related to the Company's initial stock offering and for general and administrative purposes. Beginning in 1996, the Company began contracting certain of these services from Nor'Wester under a general services agreement between Nor'Wester, WVI and WVV. During 1996 and 1995, the Company purchased these services at an approximate cost of $146,000 and $163,000, respectively, which is included in selling, general and administrative expenses in the accompanying financial statements. Additionally, WVI has allowed the Company to utilize certain proprietary concepts for no cash consideration. As a result of these and certain other transactions, the Company owed approximately $1,834,000 and $1,071,000, at December 31, 1996 and 1995, respectively, to affiliated companies.

    In 1995, the Company paid for certain brewing equipment costing $53,000 which was ultimately shipped to Nor'Wester. As a result of this transaction, the Company was owed approximately $47,000 from Nor'Wester at December 31, 1995; this balance was collected in March 1996.

    ADVANCES FROM PARENT AND AFFILIATE
    In connection with the Cooperative Brewing Agreement with Nor'Wester described below, Nor'Wester advanced $250,000 and $250,000 to the Company in 1996 and 1995, respectively, for the purchase of ingredients and packaging materials for the Company's initial and continued production of Nor'Wester's products. The advances received in 1996 were also used for the Company's production of its own beers. These advances are unsecured and do not bear interest.

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

8.  RELATED PARTIES (CONTINUED)

    Because of the anticipated ownership change discussed in Note 12, management does not expect to repay these advances. Instead, the advances are being considered in determining the purchase price and stock conversion ratios being used in the transaction.

    In 1995, WVI loaned $800,000 to the Company to fund operations and purchase capital assets. This loan was to be repaid in the following manner: as soon as the Company had raised $800,000 in net proceeds through its planned stock offering, $400,000 of the loan would have been payable under the terms of a note requiring monthly payments of $5,300 per month including interest at 10% per annum, with the remaining principal balance due eighteen months after the issuance of the note. The Company was not successful raising $800,000 in capital in its planned offering. Accordingly, the entire loan amount became payable under the terms described above with such note being issued in October 1996. Because management plans to merge the Company into a new company, and because subsequent to December 31, 1996 management decided to sell the operating assets of the Company (see Note 11), management believes the entire balance is considered to be payable currently. The amount has been included in payables to parent and affiliated companies. Note that the Company expects to repay a portion of the loan with the proceeds it expects to receive when the operating assets are sold, and any remaining payables to WVI or to Nor'Wester will be considered in the conversion of the Company's shares into shares of the new company to be formed.

    STRATEGIC ALLIANCE AND COOPERATIVE BREWING AGREEMENTS
    In December 1995, the Company entered into a Strategic Alliance (the "Alliance") with Nor'Wester, AAI, BAI, NCBCI, and WVI. The Company, Nor'Wester, AAI, BAI, NCBCI, and WVI are collectively referred to as "Alliance members," and the Company, AAI, and BAI are collectively referred to as the "Cooperative Brewers" and individually referred to as a "Cooperative Brewer." The purpose of the Alliance is to promote and support the growth of all of the Alliance members by increasing production at each Cooperative Brewer's facility and supporting the entry of Nor'Wester products into new markets. To achieve this goal, each Cooperative Brewer has agreed to cooperatively brew Nor'Wester's products, and to support the entry of these products into new markets by facilitating Nor'Wester's access to the Cooperative Brewer's network of distributors.

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

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

8.  RELATED PARTIES (CONTINUED)

    Under the terms of the Cooperative Brewing Agreements, the Company will produce Nor'Wester beer, in the amounts and packaging as specified in firm orders submitted by Nor'Wester on a periodic basis. Each Cooperative Brewer's production of Nor'Wester beer must comply with specifications concerning recipes, quality control procedures, flavor profile and appearance. Nor'Wester has a right to reject beer not meeting its specifications.

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

    Cooperative brewing revenues totaled $797,000, which is 53% of the Company's net revenues. Because of the pricing terms surrounding cooperative brewing discussed above and the fact that the Company's costs to produce beer were higher than Nor'Wester's costs to produce beer, cooperative brewing sales resulted in significant negative gross margins for the Company. Accordingly, the Company ceased its cooperative brewing of Nor'Wester beers in November 1996.

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

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


10.  COMMITMENTS (CONTINUED)

      YEAR ENDING
      DECEMBER 31,
      ------------
         1997                                      $    107,000
         1998                                           111,000
         1999                                           116,000
         2000                                           121,000
         2001                                           130,000
         Thereafter                                   1,274,000
                                                   ------------
                                                   $  1,859,000
                                                   ------------
                                                   ------------

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


11. IMPAIRMENT OF ASSETS

    Subsequent to December 31, 1996, the Company's management developed a plan to sell all of the operating assets of the Company or to pursue contract brewing opportunities. Accordingly, and pursuant to SFAS 121, such assets were reduced to their estimated fair value as of December 31, 1996. Management's estimate of this write-down of approximately $969,000 is based on a pending offer from an unaffiliated buyer. In addition, management estimates the cost to dispose of the assets to be approximately $50,000, and this amount is recorded in the financial statements as of December 31, 1996 as part of the impairment loss. While management searches for other potential buyers, the Company is operating on a limited basis as a contract brewer for a local brewery and is looking for other contract brewing opportunities. No definitive agreement has been reached, but management has received an offer of approximately $2 million in exchange for all of MHBC's property and equipment at the brewery and assumption of the facility lease.

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

12.  PROPOSED MERGER AND INVESTMENT FROM UBA

    Subsequent to December 31, 1996, the Company along with its parent (WVI) and its affiliates (Nor'Wester, AAI and BAI) entered into an investment agreement with United Breweries of America, Inc. (UBA), an entity controlled by the UB Group of Bangalore, India. The agreement provides for Nor'Wester, WVI, AAI, MHBC and BAI to consolidate into a company to be known as United Craft Brewers, Inc. (UCB). This merger will result in the issuance of newly registered shares of UCB common stock in exchange for shares of Nor'Wester, WVI and its subsidiaries. The merger and share exchange will require approval by the Boards of Directors and shareholders of each of the entities. Following consolidation, all shareholders in the Nor'Wester/WVI alliance will hold shares in UCB, a company which is intended to be listed for trading on the Nasdaq National Market system under the symbol ALES. Proposed exchange ratios for each of the entities are as follows, based on an average closing price of $2.63 for Nor'Wester's common stock for the 20 trading days immediately preceding execution of the merger:

              COMPANY                           EXCHANGE RATIO
         --------------                       -------------------
         Nor'Wester                                         1:1
         WVI                                          1.99159:1
         AAI                                          2.98739:1
         BAI                                          1.99159:1
         MHBC                                         2.98739:1

    Following the merger, UBA has proposed to invest $8.63 million in exchange for a 45% equity interest in the new entity, UCB. Of the $8.63 million proposed investment by UBA, $2.75 million is in the form of bridge loans conditionally available to Nor'Wester during the consolidation phase. As of March 21, 1997, $1,500,000 has already been loaned to Nor'Wester, the majority of which has been advanced to North Country. At closing, it is anticipated that the bridge loans will be converted into shares of UCB and the remaining $5.88 million cash investment will be made directly in shares of UCB (see Note 13).

    The closing of the proposed investment remains subject to (i) approval by the shareholders of each of the companies, (ii) achievement of certain operating results at each of the breweries, (iii) maintenance of certain operating conditions and covenants, including that there shall be no material adverse change in the businesses of the affiliated breweries taken as a whole, (iv) approval by federal and state liquor control agencies, (v) registration with the U.S. Securities and Exchange Commission of UCB shares to be exchanged in the merger, and (vi) such other customary conditions for transactions of this type.

    Immediately following the proposed investment by UBA, UBA would own 45% and the Company's president would own 10% of UCB. The public shareholders of Nor'Wester, WVI, and WVI's subsidiaries would own the remaining 45% of UCB (see Note 13).

MILE HIGH BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

13. SUBSEQUENT EVENTS

    In light of lower than anticipated 1996 results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions within the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies are in the process of renegotiating the terms of the UBA investment discussed in
    Note 12. The renegotiation will reflect a significantly lower valuation and a change in the exchange ratios for the affiliate companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following the consolidation. It is anticipated that the $2.75 million bridge loan amount will not be reduced. The existing shareholders in the affiliated Companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the affiliated companies has not yet been determined. Management will soon seek Board approval by each of the affiliated companies of any renegotiated terms. Failure of the parties to reach a mutually agreeable renegotiated investment agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations. There can be no assurance that the proposed merger will be completed or that the Company will obtain the capital needed to sustain operations.


    14.  RESTATEMENT OF FINANCIAL STATEMENTS

    The accompanying 1996 financial statements have been restated to reduce the impairment loss by the amount of future estimated operating losses initially included therein relating to a contract brewing arrangement.
    Such losses will be recorded in 1997 as incurred. The effects of this restatement on the financial statements are summarized below:

                                                   AS OF AND FOR THE YEAR ENDED
                                                        DECEMBER 31, 1996
                                                   AS PREVIOUSLY
                                                    REPORTED        AS RESTATED
                                                   ------------   ------------
         Balance sheet:
          Reserve for impairment loss              $    338,000   $     50,000
          Deficit accumulated during the
            development stage                        (3,448,616)    (3,160,616)

         Statement of operations:
          Impairment loss                             1,306,879      1,018,879
          Net loss                                   (2,720,272)    (2,432,272)
          Net loss per share                              (0.58)         (0.52)