Form 10QSB
period 1997-03-31
MILE HIGH BREWING CO
filed 1997-05-22
CIK 928418

_________________________

                             FORM 10-QSB
                     _________________________

            Quarterly Report Pursuant to Section 13 or 15
              (d) of the Securities Exchange Act of 1934

               For the Quarter Ended March 31, 1997

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

Number of shares of common stock outstanding as of March 31, 1997: 4,693,787 shares, $.001 par value


============================================================


                      MILE HIGH BREWING COMPANY

                          INDEX TO FORM 10-QSB

============================================================


Part I - FINANCIAL INFORMATION

The information included herein is unaudited. However, such information reflectsall adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB/A.

Item 1 -- Financial Statements

Balance Sheet - March 31, 1997 and December 31, 1996 . . . . . . . . . .  . . .

Statement of Operations - Three Months Ended March 31, 1997 and 1996 . . .. . .

Statement of Cash Flows - Three Months Ended March 31, 1997 and 1996 . .  . . .

Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . .  . . .

Item 2 -- Management's Discussion and Analysis of Financial Condition and
          Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .

Part II - OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .




Item 1 -- Financial Statements




                                               MILE HIGH BREWING COMPANY

                                                      Balance Sheet

                                             March 31
                                               1997               December 31,
ASSETS                                      (unaudited)              1996

Current assets:
  Cash and cash equivalents                  $   3,726             $   30,320
  Accounts receivable                           22,396                 85,200
  Other current assets, net                      8,564                  8,170
                                             ----------            -----------

Total current assets                            34,686                123,690
                                             ----------            -----------
Property and equipment, net                  1,966,667              2,000,000
Other non-current assets                         8,169                     -
                                             ----------            -----------
Total assets                                $2,009,522             $2,123,690

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                            863,359                816,664
   Reserve for impairment loss                  50,000                 50,000
   Other accrued liabilities                    24,533                 15,633
   Payables to parent and affiliated
    companies                                1,843,915              1,834,547
   Current portion of capital lease
    obligation                                  71,218                 69,270
                                            ----------            -----------
Total current liabilities                    2,853,025              2,786,114

Capital lease                                  217,446                241,224
                                            ----------            -----------
                                             3,070,471              3,027,338

Commitments

Shareholders' equity:
Common stock, $.001 par value
 - 10,000,000 shares authorized,
    4,693,787 shares outstanding                 4,694                 4,694
   Additional paid-in capital                2,252,274             2,252,274
Accumulated deficit                         (3,317,917)           (3,160,616)
                                            -----------           -----------
                                            (1,060,949)             (903,648)
                                            -----------           -----------
Total liabilities and shareholders'
 equity                                     $2,009,522            $2,123,690
                       	                    ===========           ===========






                              MILE HIGH BREWING COMPANY

           				                Statement of Operations
                            			  				(unaudited)


                                              			Three Months Ended March 31,
                                              			1997                    1996

Gross revenues                               $   16,770             $  104,614
Less: excise taxes                               (1,701)                (4,407)
                                             -----------            -----------
Net revenues                                     15,069                100,207
Cost of revenues                                 80,947                173,669
                                             -----------            -----------
Gross deficit                                   (65,878)               (73,462)
Selling, general and administrative
 expenses                                        91,423                160,070
                                             -----------            -----------
Loss from operations                           (157,301)              (233,532)

Other income (expense)
   Other expense                                      -                      -
   Interest income                                    -                  2,937
   Interest expense                                   -                 (3,712)
                                                      -                   (775)
                                             -----------            -----------
Net loss                                     $ (157,301)            $ (234,307)
                                             ===========            ===========
Net loss per common share                    $    (0.03)            $    (0.05)
                                             ===========            ===========
Weighted average number of common shares
 outstanding                                  4,693,787              4,690,167
                                             -----------            -----------


                                       MILE HIGH BREWING COMPANY

        					   Statement of Cash Flows
							 (Unaudited)



			                         Three Months Ended March 31,
                        		         1997 		        1996
Cash flows from operating activities:
   Net loss                       	       $  (157,301)            $  (234,307)
   Reconciliation of net loss to net cash
     used for operating activities:
      Depreciation and amortization            33,333                  42,500
      Increase in deferred rent                     -                   4,683
      Changes in assets and liabilities:
        Accounts receivable                    62,804                  (9,717)
        Inventories                                 -                 (63,837)
        Other current assets                     (394)                 26,037
        Accounts payable                       46,695                 (21,339)
        Accrued liabilities                     8,900                    (385)
        Payables to parent and affiliated
         companies                              9,368                  33,407
                                          ------------           -------------
   Net cash provided by
   (used for) operating activities              3,405                (222,958)

Cash flows from investing activities:
   Purchases of property and equipment              -                (435,317)
   Increase in other non-current assets        (8,169)                (22,338)
                                          ------------           -------------
Net cash used for investing activities         (8,169)               (457,655)

Cash flows from financing activities:
   Increase in deferred stock offering
    costs                                           -                 (19,284)
   Proceeds from capital lease                      -                 345,690
   Principal payments on capital lease        (21,830)                (13,013)
                                          ------------           -------------
Net cash (used for) provided by financing
  activities                                  (21,830)                313,393
                                          ------------           -------------
Net decrease in cash and cash equivalents     (26,594)               (367,220)

Cash and cash equivalents:
   Beginning of period                         30,320                 379,691
                                          ------------           -------------
   End of period                          $     3,726            $     12,471
                                          ============           =============




MILE HIGH BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The Company's financial statements enclosed herein are unaudited and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information which require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The accompanying financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December
31, 1996.


The Company has recorded significant losses in the quarter ended March 31, 1997 and during the prior year, has negative working capital of $2.8 million, and has limited access to capital with which to fund future operations. In November 1996 the Company ceased all operations with the exception of a small contract brewing arrangement with a third party brewer, and, as such, there exists substantial doubt as to its ability to continue as a going concern.
The Company is currently researching various options for obtaining additional contract brewing arrangements, however, there can be no assurance that the Company will find adequate contracts with which to sustain ongoing operations. Management has recorded a partial write-down of brewery assets to their estimated fair market value. The Company based its analysis on Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," which establishes standards to identify and measure impairment of long-lived assets. Management's best estimate of this write-down, based on the present value offer is $969,000.
In addition, management estimates the cost to dispose of the assets to be $50,000, and this amount was recorded in the financial statements as of December 31, 1996, as part of the reserve for impairment loss. During the quarter ended March 31, 1997 the Company entered into an investment agreement to be merged with other affiliated companies and convert its stock into shares of a new publicly traded entity as discussed in the Pending Consolidation note below.




MILE HIGH BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)


Property and Equipment

Property and equipment consists of the following:

                                        March 31,        December 31,
                                          1997               1996
                                      -------------      ------------

Building and improvements              $  1,558,070      $ 1,558,070
Brewery equipment                         1,495,074        1,495,074
Office furniture and equipment               25,274           25,274
Vehicles                                     21,250           21,250
                                      -------------      ------------
                                          3,099,668        3,099,668
Less accumulated depreciation              (300,760)        (267,427)
Write down to fair value                   (832,241)        (832,241)
                                      -------------      ------------
                                          1,966,667      $ 2,000,000
                                      =============      ============


Shareholders' Equity
The Company is authorized to issue 10 million shares of its common stock.
Each share of common stock entitles the holder to one vote. At its discretion, the Board of Directors may declare dividends on share of common stock, although the Board does not anticipate paying dividends in the foreseeable future. In February 1994, the Company received $100,000 from WVI in exchange for 2,391,985 shares of registered common stock.

In connection with the Company's initial stock offering under Oregon securities laws, WVI agreed to place in escrow its 2,391,985 shares of the Company's unregistered common stock. These shares were to be released from escrow to WVI when the Company satisfied one or more certain earnings requirements or established a bona fide over-the-counter trading market for its common stock and maintained a bid price equal to or greater than a stipulated benchmark price for 26 or more consecutive weeks. Unless released pursuant to these conditions, the 2,391,985 shares were to remain in escrow until unconditionally released in 25% increments on July 31, 2001, 2002, 2003 and 2004. Based on the ownership change anticipated by management described in the Pending Consolidation note, the shares will not be released from escrow, and all shares will be converted to shares of the new Company. The shares, while in escrow, entitle WVI to the same rights and privileges as all other shareholders of common stock, except for certain rights relating to transferability and liquidation.

During 1994 and 1995, the Company sold 2,298,182 shares of its common stock at $1.10per share pursuant to a From SB-2 public offering filed with the U.S. Securities Exchange and Commission (SEC). Cash proceeds from this offering, net of offering expenses of $377,729, aggregated $2,150,271.


Net Loss Per Share
Net loss per common share is calculated based on the weighted average number of common shares and common share equivalents outstanding during the three month periods ended March 31, 1997 and 1996. Outstanding options to purchase shares of the Company's common shares have not been included in the calculations as their effect would be anti-dilutive.


Stock Incentive and Stock Grant Plans
During 1994, the Board of Directors established a pool of 250,000 shares of the Company's common stock for a stock incentive plan for issuance to employees, consultants, directors, and consultants of the Company pursuant to the exercise of stock options granted under the plan or stock grants or stock sales. Administration of the plan, including determination of the number of shares to be issued, the term of exercise of any option, the option exercise price, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors.

No compensation expense has been recorded as a result of granting any of the options as all such options were granted with an exercise price equal to the market price on the date of grant.

Options granted by the Company are expected to be converted to options of the new company expected to be formed in the consolidation of the Company and its affiliates at the same conversion rate as the conversion of common stock discussed in the Pending Consolidation note.

Income Taxes
No benefit for income taxes was recognized for the quarters ended March 31, 1997 and 1996 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future against which such benefits could be realized.

At March 31, 1997, the Company had a net operating loss carryforward aggregating approximately $3 million for federal income tax purposes, which may be used to offset future taxable income, if any. The annual utilization of this carryforward may be limited if the Company undergoes the ownership change anticipated by management (see Pending Consolidation note) or fails to meet continuity of business requirements defined by the Internal Revenue Code.
The Company's net operating loss carryforwards begin expiring in 2010.


Related Parties

Nature of related parties
The Company's president, Jim Bernau, partially owns and controls Willamette Valley Vineyards (WVV), a winery in Oregon, and Willamette Valley Inc., and Nor'Wester Brewing Company, Inc.(Nor'Wester), a microbrewery in Oregon; as well as WVI. Additionally, Mr. Bernau is the president of each of the following subsidiaries of WVI: Aviator Ales, Inc. (AAI); MHBC; Bayhawk Ales, Inc. (BAI); and North Country Brewing Company, Inc. (NCBCI); development stage companies located in Washington, Colorado and California, respectively. As a result of certain arrangements between the Company and its affiliates, as well as the Company president's positions with and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and allocation of the Company president's time.


Related Party Transactions

The Company purchased management and administrative services from WVI at a totalcost of $14,757 and $26,280 for the three months ended March 31, 1997 and 1996,respectively. WVI contracts for certain of these services under a general services agreement between WVI and Nor'Wester.

Strategic Alliance and Cooperative Brewing Agreements
The Company has entered into a Strategic Alliance (the "Alliance") with AAI, Nor'Wester, BAI, NCBCI, and WVI. Nor'Wester, AAI, MHBC, and BAI are individually referred to as a "Cooperative Brewer." The purpose of the Alliance is to promote and support the growth of all of the Alliance members by increasing production at each Cooperative Brewer's facility and supporting the entry of Nor'Wester products into new markets. To achieve this goal, each Cooperative Brewer agreed to cooperatively brew Nor'Wester's products, and to support the entry of these products into new markets by facilitating Nor'Wester's access to the Cooperative Brewer's network of distributors.
During January, 1997, AAI and MHBC ceased operative brewing of Nor'Wester beers.

During 1995, WVI loaned $800,000 to the Company to fund operations and purchase capital assets. This loan was not repaid in accordance with its original terms and the full amount became due and payable during 1996. As a result of the administrative services purchased from WVI and the loans received from WVI, the Company has advances and loans payable to affiliates of $1,843,915 at March 31, 1997. Because management expects these advances will eventually be eliminated when the proposed merger occurs, as discussed in the Pending Consolidation note, these advances have been classified as current payables to affiliates at March 31, 1997.

Pending Consolidation, Bridge Loan, Subsequent Investment By UBA
The Company, WVI, Aviator Ales, Mile High Brewing and Bayhawk Ales (together the "Affiliated Companies") have entered into an Investment Agreement with United Breweries of America, Inc. ("UBA") dated January 30, 1997 and amended
May 14, 1997 (the "Investment Agreement"). Under the terms of the Investment Agreement, UBA has agreed to invest $5.5 million in exchange for a 40% equity interest in the consolidated businesses of the Affiliated Companies. UBA, an affiliate of The UB Group of Bangalore, India, was formed for the purpose of investing in the U.S. craft beer industry. The UB Group is a diversified multi-national corporation whose major operations consist of the production and sale of beer and spirits through affiliated companies which operate in 20 countries on four continents.

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

Consolidation. Under the proposed consolidation each of the Affiliated Companies will become a wholly-owned subsidiary of UCB pursuant to a merger and share exchange by which newly registered shares of UCB will be issued in exchange for outstanding shares of the Affiliated Companies based on the share exchange rates described below. The merger and share exchange has been unanimously approved by the Boards of Directors of each of the Affiliated Companies but remains subject to approval by shareholders of each Affiliated Company. Following completion of the consolidation, shareholders of each Affiliated Company will hold shares in UCB, which is intended to be listed for trading on the Nasdaq SmallCap Market under the symbol "ALES." The consolidation is primarily an administrative step designed to simplify the ownership structure of the Affiliated Companies, increase the operating efficiencies of each brewery, decrease the production, marketing and distribution costs of each brewery, increase the ability of the combined breweries to finance operations and possible growth and provide all shareholders with a liquid market for their shares.

The outstanding shares of each of the Affiliated Companies will be exchanged for shares in UCB according to the following exchange ratios which are based on a negotiated price of $1.75 per share for Nor'Wester's Common Stock:

Company                            Exchange Ratio

Nor'Wester                           1:0.3333333
WVI                                  1:0.0785714
Aviator Ales                         1:0.0523809
Bayhawk Ales                         1.0.0785714
Mile High Brewing                    1:0.0523809

Implicit in the exchange ratios is a 3-for-1 reverse split of the outstanding shares of each of the Affiliated Companies.

Bridge Loans. Under the Investment Agreement, UBA is obligated to provide Nor'Wester with up to $2.75 million in bridge loans as interim financing during the consolidation phase. Advances under the bridge loan are expected to be used by Nor'Wester to help cover operating expenses and pay existing creditors of the Affiliated Companies until closing of the investment, at which time the balance of UBA's $5.5 million investment is expected to be made. Of the $2.75 million, $1.9 million has already been advanced and spent as of the date of this report. All bridge loans are made pursuant to a Credit Agreement between Nor'Wester and UBA, the principal terms of which are as follows:

	(1)	The bridge loans will be made at times and in amounts mutually determined by UBA and Nor'Wester based on a periodic review of the cash flow needs and creditor demands of the Affiliated Companies.

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

Following completion of the consolidation and assuming all closing conditions have been met as required under the Investment Agreement, UBA will invest an additional $2.75 million in cash combined with the anticipated conversion of the $2.75 million bridge loan in exchange for a 40% equity interest in UCB. UBA's investment in UCB will be made at a price of $5.25 per share of UCB Common Stock ($1.75 per share before application of the 3-for-1 reverse stock split implicit in the exchange ratios to be used in the consolidation).

Closing of the proposed investment remains subject to (i)approval by the shareholders of each of the Affiliated Companies, (ii)maintenance of certain operating conditions and covenants, including that there shall be no "material adverse change" in the businesses of the Affiliated Companies taken as a whole,
(iii)approval by the U.S. Bureau of Alcohol, Tobacco and Fire Arms and applicable state liquor control commissions, (iv)registration with the U.S. Securities and Exchange Commission of the UCB shares to be exchanged in the consolidation; (v)extension of Nor'Wester's $1.0 million line of credit through September 30, 1997, the bank shall have waived any defaults under the line of credit agreement and the line of credit shall have been converted to a term loan and (vi) such other customary conditions for transactions of this type.

As a further condition to UBA's investment, Jim Bernau has agreed to transfer a portion of the shares of UCB Common Stock he receives in the consolidation as follows: 83,109 UCB shares to UBA and 174,912 UCB shares to UCB for cancellation. This represents approximately 48% of the total number of UCB shares he will receive in the consolidation. This transfer, for which Mr. Bernau will receive no cash consideration, is being done principally to provide UBA withthe necessary equity interest in UCB (40%) to cause UBA to make the investment.

Following completion of the consolidation and closing of UBA's investment, the approximate ownership interests in UCB will be as follows: (i) UBA -- 40.0%,
(ii) Jim Bernau -- 10%, and (iii) the public shareholders of each Affiliated Company will own the following interests: Nor'Wester-33.1%, WVI-5.1%, Aviator Ales-4.8%, Mile High Brewing-4.3%, and Bayhawk Ales-2.7%. The initial Board of Directors of UCB will be composed of 7 members consisting of (i) one person appointed by Jim Bernau, (ii) four persons appointed by UBA (one of whom shall be Vijay Mallya, Chairman of The UB Group, who shall be chairman) and
(iii) two outside Directors who shall be mutually satisfactory to Jim Bernau and UBA. The initial Board will serve until the next regular meeting of shareholders. At that time, UBA, with its 40% interest, will be in a position to effectively elect all members of the Board of Directors and thereby control UCB and in turn its subsidiary breweries.

Subject to completion or waiver of all closing conditions, closing of UBA's investment will occur as soon as practicable following approval of the consolidation by the shareholders of each of the Affiliated Companies which is currently expected to occur in or about mid-August 1997. In the event that the investment is not closed by August 31, 1997, either party may terminate the transaction and repayment of any outstanding bridge loan is due 60 days thereafter.

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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-QSB contains forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. This forward-looking information involves risks and uncertainties that are based on current expectations, estimates and projections aboutthe Company's business, management's beliefs and assumptions made by management. Words such as "expects,"
"anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financingfor operations, successful performance of internal operations, impact of competition, changes in distributor relationship or performance, successful completion of the planned consolidation of the Affiliated Companies, and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

Results of Operations

Gross Revenues and Cost of Sales
During the quarter ended March 31, 1997, the Company's management established a planto sell the operating assets of the Company. Based on this plan, management has recorded a partial write-down of operating brewery assets to their estimated fair market value. The Company based its analysis on Statement of Financial Accounting Standards No. 121 (SFAS 121),
"Accounting for the Impairment of Long-Lived Assets to be Disposed Of," which establishes standards to identify and measure impairment of long-lived assets. Management's best estimate of this write-down, based on the present value offer is $969,000. In addition, management estimates the cost to dispose of the assets to be $50,000, and this amount was recorded in the financial statements as of December 31, 1996, as part of the reserve for impairment loss. While management searches for potential buyers, the Company intends to operate on a limited basis as a contract brewer for a local brewery. Net revenues from contract brewing during the quarter ended March 31, 1997 were $15.069. No definitive agreement has been reachedregarding the sale or lease of the facility, but management has received an offer of approximately $2 million in exchange forall of MHB's property and equipment and assumption of the facility lease.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses decreased to $91,423 for the quarter ended March 31, 1997 from $160,070 for the quarter ended March 31, 1996. The decrease in SG&A expenses is primarily attributable to management's decision to limit operations to thrid-party brewing contracts..

Net Income (Loss).
As a result of the individual line items discussed above, net loss was $135,000 for the quarter ended March 31, 1997 compared to net loss of $234,000 for the quarter ended March 31, 1996.


Liquidity and Capital Resources

Cash and cash equivalents decreased $26,564 to $3,726 at March 31, 1997 from December 31, 1996. The decrease is primarily a result of operating losses during the period.

The Company's working capital deficit was $2.8 million at March 31, 1997 compared to$2.7 million at December 31, 1996. The Company has used cash receipts from accounts receivable collections for the payment of payroll and related expenses, however the Company has only been able to make limited payments to trade creditors due to the limited operations during the quarter. At March 31, 1997 the Company had payables to affiliates of $1.8 million which comprised 66% of the Company's current liabilities. The payables are classified as current as management expects to eliminate these payables through the investment transaction with UBA as discussed below.

The Company made no capital investments during the quarter ended March 31, 1997.

Accounts payable at March 31, 1997 totaled $863,359 compared to $816,664 at December 31, 1996. Of the $863,359 outstanding at March 31, 1997 $827,318 was past due.

The Company's management believes that projected income from operations is not sufficient to meet the Company's cash needs over the next twelve months. The Company's independent accountants expressed substantial doubt as to the Company's ability to continue as a going concern in their report on the Company's 1996 financial statements.

The Company, WVI, AAI, MHB and BAI (together the "Affiliated Companies") have entered into an Investment Agreement with United Breweries of America, Inc. ("UBA") dated January 30, 1997 and amended May 14, 1997 (the
"Investment Agreement"). Under the terms of theInvestment Agreement, UBA has agreed toinvest $5.5 million in exchange for a 40% equity interest in the consolidated businesses of the Affiliated Companies. UBA, an affiliate of The UB Group of Bangalore, India, was formed for the purpose of investing in the U.S. craft beer industry. The UB Group is a diversified multi-national corporation whose major operations consist of the production and sale of beer and spirits through affiliatedcompanies which operate in 20 countries on four continents.

Under the terms of the Investment Agreement, the Affiliated Companies have each agreed to consolidate under the ownership of a new entity, United Craft Brewers, Inc. ("UCB"). UCB will serve as a holding company for companies which operate each of the five affiliated breweries--the Portland Brewery, the Saratoga Springs Brewery, the Seattle Brewery, the Denver Brewery and the Southern California Brewery. Under the proposed consolidation each of the Affiliated Companies will become a wholly-owned subsidiary of UCB pursuant to a merger and share exchange by which newly registered shares of UCB will be issued in exchange for outstanding shares of the Affiliated Companies based on the share exchange rates described below. The merger and share exchange has been unanimously approved by the Boards of Directors of each of the Affiliated Companies but remains subject to approval by shareholders of each of the Affiliated Companies.

The outstanding shares of each of the Affiliated Companies will be exchanged for shares in UCB according to the following exchange ratios which are based on a negotiated price of $1.75 per share for Nor'Wester's Common Stock:

Company                             Exchange Ratio

Nor'Wester                            1:0.3333333
WVI                                   1:0.0785714
Aviator Ales                          1:0.0523809
Bayhawk Ales                          1.0.0785714
Mile High Brewing                     1:0.0523809


Following the proposed merger, UBA has proposed to invest $8.63 million in exchange for a 45% equity interest in the new entity, UCB. Of the $8.63 million proposed investment by UBA, $2.75 million is in the form of bridge loans conditionally available to Nor'Wester during the consolidation phase. As of March 31, 1997, $1.5 million has already been loaned to Nor'Wester, the majority of which has been advanced to North Country. At closing, it is anticipated that the bridge loans will be converted into shares of UCB and the remaining $5.88 million cash investment will be made directly in shares of UCB.

All principal and interest related to the bridge loans is secured by the assets of North Country Joint Venture, Nor'Wester's wholly-owned subsidiary, and by Nor'Wester's ownership interest in North Country Joint Venture.
Repayment of all principal and interest is guaranteed personally by the Company's president.

The closing of the proposed investment remains subject to
(i) approval by the shareholders of each of the companies,
(ii) achievement of certain operating results at each of the breweries, (iii) maintenance of certain operating conditions and covenants, including that there shall be no material adverse change in the businesses of the affiliated breweries taken as a whole, (iv) approval by federal and state liquor control agencies, (v) registration with the U.S. Securities and Exchange Commission of UCB shares to be exchanged in the merger, (vi) extension of Nor'Wester's $1 million revolving line of credit through September 30, 1997 and the lender shall have waived any defaults under the line of credit agreement and the line of credit shall have been converted to a term loan and (vii) such other customary conditions for transactions of this type.

Immediately following the proposed investment by UBA, UBA would own 45% and the Company's president would own 10% of UCB. The public shareholders of Nor'Wester, WVI, and subsidiaries would own the remaining 45% of UCB.

Impact of Recent Accounting Prounouncements

In February 1997, the Financial Accounting Standards Boad ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129")which are effective for fiscal years ending after December 15, 1997. The Company believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.

Subsequent Events

Subsequent to March 31, 1997, in light of lower than anticipated 1996 operating results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions with the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies are in the process of renegotiating the terms of the UBA investment discussed in the Proposed Merger note. The renegotiation will reflect a significantly lower valuation for the affiliated companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following consolidation.
It is anticipated that the $2.75 million bridge loan will not be reduced. The existing shareholders in the affiliated Companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the affiliated companies has not yet been determined. Management will soon seek Board approval by each of the affiliated companies of any renegotiated terms. Failure of the parties to reach a mutually agreeable renegotiated investment agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations. There can be no assurance that the proposed merger will be completed or that the Company will obtain the capital needed to sustain operations.


PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

 (a) Exhibit 1 - Definitive Investment Agreement press release dated January 30, 1997.

(b) Reports on Form 8-K:

On January 30, 1997, the Company filed a Form 8-K in connection with its execution of a definitive investment agreement with United Breweries of America, Inc., an affiliate of the UB Group of Bangalore, India. Under terms of the agreement, UBA will invest approximately $9 million in cash in exchange for a 45% equity interest in a new entity comprised of the consolidated businesses of Nor'Wester, North Country Brewing Company, LLC., Willamette Valley, Inc., Microbreweries across America and its affiliates - Aviator Ales, Inc., Bayhawk Ales, Inc., Mile High Brewing Company, Inc. The Form 8-K set forth the terms and conditions of the proposed investment as outlined in the letter of intent ,and included as exhibits copies of the letter of intent dated September 26, 1996 and a January 30, 1997 press release relating to the matter.

Exhibit 1


                            SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MILE HIGH BREWING COMPANY



Date:   May 20, 1997  	By _____________________
                        Jim Bernau



SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MILE HIGH BREWING COMPANY




Date:  May 20, 1997     By /s/ Jim Bernau
                        Jim Bernau