Form 10QSB
period 1997-06-30
MILE HIGH BREWING CO
filed 1997-08-14
CIK 928418

============================================================
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                   _________________________

                         FORM 10-QSB
                   _________________________

 Quarterly Report Pursuant to Section 13 or 15 (d) of the
                Securities Exchange Act of 1934

              For the Quarter Ended June 30, 1997

               Commission File Number  33-95606

                 MILE HIGH BREWING COMPANY, INC.

        (Exact name of registrant as specified in charter)

        Delaware                         93-1145738
 (State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)    Identification Number)

                 _______________________________

                      2401 Blake Street
                    Denver, Colorado  80205
                         (303) 299-0147

      (Address, including Zip code, and telephone number, including area code, of registrant's principal executive offices)

____________________________________________________________

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.
                                 [ X] YES         [  ] NO

Transitional Small Business Disclosure Format
                                 [  ] YES         [X] NO

      Number of shares of common stock outstanding as of
                        June 30, 1997:

                4,693,787 shares, $.001 par value
============================================================
                    Mile High Brewing Company.


                       INDEX TO FORM 10-QSB

============================================================
Part I - FINANCIAL INFORMATION

The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB/A. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year.


Item 1 -- Financial Statements

Balance Sheet - June 30, 1997 and December 31, 1996. . .

Statement of Operations - Three Months Ended and Six
Months Ended June 30, 1997 and 1996 . . . . . .  . . . .

Statement of Cash Flows - Three Months Ended and Six
Months Ended June 30, 1997 and 1996 . . . .. . . . . . .


Notes to Financial Statements. . . . . . . . . .. . . . .

Item 2 -- Management's Discussion and Analysis of
   Financial Condition and Results of Operations . .  . .

Part II - OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K . . . . . . . .

Signatures . . . . . . . . . . . . . . . . . . . . . . . .



Item 1 -- Financial Statements



                             MILE HIGH BREWING COMPANY
                           (A Development Stage Company)

                                    Balance Sheet

                                              June 30,
                                                1997            December 31,
ASSETS                                       (unaudited)            1996
                                            ------------        ------------
Current assets:
     Cash and cash equivalents              $       -           $    30,320
     Accounts receivable                         33,539              85,200
     Other current assets, net                    4,814               8,170
                                            ------------        ------------
     Total current assets                        38,353             123,690

Property and equipment, net                   1,939,838           2,000,000
Other non-current assets, net                     8,169                 -
                                            ------------        ------------
Total assets                                $ 1,986,360         $ 2,123,690
                                            ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of capital lease
        obligation                               39,246              69,270
     Accounts payable                           842,939             816,664
     Container Deposits                           5,445                 -
     Reserve for impairment loss                    -                50,000
     Other accrued liabilities                   51,729              15,633
     Payables to parent and affiliated
        companies, net                        1,950,450           1,834,547
                                            ------------        ------------
     Total current liabilities                2,889,809           2,786,114

Long-term debt and capital lease                241,224             241,224
                                            ------------        ------------
     Total liabilities                        3,131,033           3,027,338


Commitments

Shareholders' equity:
     Common stock, $.001 par value -
        10,000,000 shares authorized,
        4,693,787 and 4,690,167 shares
        outstanding                               4,694               4,694
     Additional paid-in capital               2,252,274           2,252,274
Deficit accumulated during the
     development stage                       (3,401,641)         (3,160,616)
                                            ------------        ------------
Total shareholders' equity                   (1,144,673)           (903,648)
                                            ------------        ------------

Total liabilities and shareholders' equity  $ 1,986,360         $ 2,123,690
                                            ============        ============



                           MILE HIGH BREWING COMPANY
                         (A Development Stage Company)

                             Statement of Operations
                                    (unaudited)

                          Three Months Ended June 30,      Six Months Ended June 30,
                               1997          1996             1997          1996
                           ------------  ------------     ------------  ------------
Gross sales                     30,064       462,537           46,834       567,151
Less: excise taxes               5,380        45,150            5,380        49,556
                           ------------  ------------     ------------  ------------
Net sales                       24,684       417,387           41,454       517,595

Cost of sales                   78,682       513,881          113,432       687,550
                           ------------  ------------     ------------  ------------

Gross profit (deficit)         (53,998)      (96,494)         (71,978)     (169,955)

Selling, general and
   administrative expenses      28,723       164,738          166,265       324,809
                           ------------  ------------     ------------  ------------

Loss from operations           (82,721)     (261,232)        (238,243)     (494,764)


Other income (expense)
     Interest income (expense)    (907)          441          (12,518)        3,378
     Other income (expense)       (187)      (13,700)           9,736       (17,412)
                           ------------  ------------     ------------  ------------
                                (1,094)      (13,259)          (2,782)      (14,034)

Net loss                   $   (83,815)  $  (274,491)     $  (241,025)  $  (508,798)
                           ============  ============     ============  ============

Net loss per common share  $     (0.02)  $     (0.06)     $     (0.05)  $     (0.11)
                           ============  ============     ============  ============

Weighted average number of
common shares outstanding    4,693,594     4,691,860        4,693,710     4,691,013
                           ============  ============     ============  ============



                              MILE HIGH BREWING COMPANY
                            (A Development Stage Company)

                               Statement of Cash Flows
                                     (Unaudited)


                                                Six Months Ended June 30,
                                                1997                1996
                                            ------------        ------------
Cash flows from operating activities:
     Net loss                               $  (241,025)        $  (508,708)
     Reconciliation of net loss to net cash
        used for operating activities:
        Depreciation and amortization            66,666              85,215
        Increase in deferred rent                   -                 7,024
        Changes in assets and liabilities:
           Accounts receivable                   51,661            (121,006)
           Inventories                              -              (226,329)
           Other current assets                   3,356               8,945
           Other non-current assets              (8,169)             (7,171)
           Accounts payable                      26,275             248,852
           Container deposits                     5,445                 -
           Accrued liabilities                  (13,904)            175,534
                                            ------------        ------------

     Net cash used for operating activities    (109,695)           (337,644)


Cash flows from investing activities:
     Purchases of property and equipment         (6,504)           (217,176)
     Sale of asset                                 -                 25,000
                                            ------------        ------------
     Net cash provided (used) for
       investing activities                      (6,504)           (192,176)


Cash flows from financing activities:
     Advances from affiliated companies, net    115,903            (205,308)
     Deferred stock offering costs                  -              (129,928)
     Principal payments on capital lease        (30,024)            (31,676)
                                            ------------        ------------

Net cash (used for) provided by financing
    activities                                   85,879            (366,912)
                                            ------------        ------------

Net decrease in cash and cash equivalents       (30,320)           (896,732)

Cash and cash equivalents:
     Beginning of period                         30,320             379,691
                                            ------------        ------------

     End of period                          $       -           $  (517,041)
                                            ============        ============



BASIS OF PRESENTATION

The Company's financial statements enclosed herein are unaudited and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information which require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The accompanying financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A.

The Company is a development stage company established to produce and sell hand-crafted ales in the State of Colorado. From the date inception (February 14, 1994) trough June 30, 1997, the Company's efforts have been directed primarily toward organizing and issue a public offering of shares of its common stock, building and equipping its brewery, and developing a marketable beer.

The accompanying financial statement have been prepared assuming the Company will continue as a going concern. The Company is a development stage company which has a limited and unprofitable operating history, has negative working capital of $2,851,456, has limited access to capital to fund future operations and ceased production of its own line of ales and lagars in the fourth quarter of 1996. During 1996, the Company recorded and impairment loss and has written it's assets down to fair value and recorded a reserve for estimated costs to dispose of its assets. Such factors, among other, raise substantial doubt as to the Company's ability to continue as a going concern.

The Company's management has developed a plan to sell all of the operating assets of the Company or to pursue contract brewing opportunities in an effort to improve the cash flows of the Company. Until management's plans are finalized, the Company intends to use advance funds from an affiliated brewery's bridge loan from a proposed investor to help finance activities (see Proposed Merger note).

As part of the plan, the Company entered into an investment agreement to be merged with other affiliated companies and convert its stock into shares of a new publicly traded entity as discussed in the Proposed Merger note.

Property and Equipment

Property and Equipment consists of the following:

                               June 30,          December 31
                                1997                1996
                              -----------        -----------
Building and improvements     $1,558,070         $1,558,070
Brewery equipment              1,501,117          1,495,074
Office furniture and equipment    25,274             25,274
Vehicles                          21,711             21,250
                              -----------        -----------
                              $3,106,172         $3,099,668
Less accumulated depreciation   (334,093)          (267,427)
Write down to fair value        (832,241)          (832,241)
                              -----------        -----------
                              $1,939,838         $2,000,000
                              ===========        ===========

Shareholders' Equity

The Company is authorized to issue 10 million shares of its common stock. Each share of common stock entitles the holder to one vote. At its discretion, the Board of Directors may declare dividends on share of common stock, although the Board does not anticipate paying dividends in the foreseeable future. In February 1994, the Company received $100,000 from WVI in exchange for 2,391,985 shares of unregistered common stock.

In connnection with the Company's initial stock offering under Oregon securities laws, WVI agreed to place in escrow 2,391,985 shares of the Company's unregistered common stock. These shares will be released from escrow to the Company satisfies one or more certain earnings requirements or establishes a bona fide over-the-counter trading market for its common stock and maintains a bid price equal to or greater than a stipulated benchmark price for 26 or more consecutive weeks. Unless released pursuant to these conditions, the 2,391,985 shares sall remain in escrow until unconditionally released in 25% increments on July 31, 2001, 2002, 2003 and 2004. Based on the ownership change anticipated by management described in the Proposed Merger note, the shares will not be released from escrow, and all shares will be converted to shares of the new Company. The shares, while in escrow, entitle WVI to the same rights and privileges as all other shareholders of common stock, except for certain rights relating to transferability and liquidation.

Net Loss Per Share

Net loss per common share is calculated based on the weighted average number of common shares and common share equivalents outstanding. Outstanding options to purchase shares of the Company's common shares have not been included in the calculations as their effect would be anti-dilutive.

Stock Incentive and Stock Grant Plans

During 1994, the Board of Directors established a pool of 250,000 shares of the Company's common stock for a stock incentive plan for issuance to employees, directors and consultants of the Company pursuant to the exercise of stock options granted under the plan or stock grants or stock sales. Administration of the plan, including determination of the number of shares to be issued, the term of exercise of any option, the option exercise price, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors.

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

Income Taxes

No benefit for income taxes was recognized for the six months or three months ended June 30, 1997 and 1996 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future against which such benefits could be realized.

At June 30, 1997, the Company had a net operating loss carryforward aggregating approximately $3.4 million for federal income tax purposes, which may be used to offset future taxable income, if any. The annual utilization of this carryforward may be limited if the Company undergoes the ownership change anticipated by management (see Proposed Merger note) or fails to meet continuity of business requirements defined by the Internal Revenue Code. The Company's net operating loss carryforwards beginning expiring in 2010.

Related Parties

Nature of related partiesThe Company's president, Jim Bernau, partially owns and controls Willamette Valley Vineyards (WVV), a winery in Oregon, Willamette Valley Inc. (WVI) and Nor'Wester Brewing Company, Inc.(Nor'Wester), a microbrewery in Oregon. Additionally, Mr. Bernau is the president of each of the following subsidiaries of WVI: Aviator Ales, Inc. (AAI); Mile High Brewing Company (MHBC); Bayhawk Ales, Inc.
(BAI); and North Country Brewing Company, Inc. (NCBCI); development stage companies located in Washington, Colorado and California, respectively. As a result of certain arrangements between the Company and its affiliates, as well as Mr. Bernau's positions with and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and allocation of the Mr. Bernau's time.

Related Party Transactions

The Company purchased management and administrative services from WVI at a total cost of $7,048 and $12,645 for the three months ended June 30, 1997 and 1996, respectively. WVI contracts for certain of these services under a general services agreement between WVI and Nor'Wester.

Strategic Alliance and Cooperative Brewing AgreementsThe Company has entered into a Strategic Alliance (the "Alliance") with AAI, Nor'Wester, BAI, NCBCI, and WVI. Nor'Wester, AAI, MHBC, and BAI are individually referred to as a "Cooperative Brewer." The purpose of the Alliance is to promote and support the growth of all of the Alliance members by increasing production at each Cooperative Brewer's facility and supporting the entry of Nor'Wester products into new markets. To achieve this goal, each Cooperative Brewer agreed to cooperatively brew Nor'Wester's products, and to support the entry of these products into new markets by facilitating Nor'Wester's access to the Cooperative Brewer's network of distributors. During January, 1997, AAI and MHBC ceased cooperative brewing of Nor'Wester beers.

As a result of the administrative services purchased and loans provided by WVI and the loan received from Nor'Wester, the Company has advances and loans payable to affiliates of $1,950,450 at June 30, 1997. Because management expects these advances and loan will eventually be eliminated when the proposed merger occurs, as discussed in the Proposed Merger note, these advances have been classified as current payables to affiliates at June 30, 1997.

Impairment of Assets

Subsequent to December 31, 1996, the Company's management developed a Plan to sell the operating assets of the Copany or to pursue contract brewing opportunities. While management searches for other potential buyers, the Company isoperating on a limited basis as a contract brewer for a locan brewery and is looking for other contract brewing opportunities. No definitive agreement has been reached, but management has received an offer of approximately $2 million in exchange for all of the Company's prepertyu and equipment at the brewery and assumption of the facility lease.

Proposed Merger and Investment by UBA

In light of lower than anticipated 1996 operating results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions within the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies renegotiated the terms of the original UBA investment discussed in Form 10KSB/A for the year ended 1996 and Form 10QSB/A for the quarter ended March 31, 1997. The renegotiation reflects a significantly lower valuation for the affiliate companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following consolidation. The Company and its affiliates (Nor'Wester, WVI, AAI and MHB) entered into an investment agreement with United Breweries of America, Inc. (UBA), an entity controlled by the UB Group of Bangalore, India. The agreement provides for Nor'Wester, WVI, AAI, MHBC and BAI to merge into a company to be known as United Craft Brewers (UCB). This proposed merger will result in the issuance of newly registered shares of UCB common stock in exchange for shares of Nor'Wester, WVI and its subsidiaries. The merger and share exchange will require approval by the Boards of Directors and shareholders of each of the entities. Following the merger, all shareholders in the Nor'Wester /WVI alliance will hold shares in UCB, a company which is intended to be listed for trading on the Nasdaq National Market system under the symbol ALES. Shares of Nor'Wester, WVI, AAI, BAI, and MHB outstanding at the effective time of each merger (other than shares of Aviator common stock, Bayhawk common stock and Mile High common stock owned by WVI) will be converted into the right to receive 0.3333333, 0.0785714, 0.0523809, 0.0785714 and 0.0523809 shares, respectively, of
UCB common stock.

Impact of Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board("FASB") issued Statement of Financial Accounting StandardsNo. 128 "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129")which are effective for fiscal years ending after December 15, 1997. The Company believes the implementation of these statementswill not have a material effect on its results of operationsor financial statement disclosures.

Subsequent Events

Final adoption of the Proposed Merger and Investment is subject to approval by shareholder vote scheduled to take place at the Company's annual shareholder meeting on August 25, 1997, shareholder approval by vote for each of the Company's affiliates (Nor'Wester, WVI, AAI and MHB) also scheduled to be held on August 25, 1997 and other closing conditions contained within the Investment Agreement.


Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-QSB contains forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. This forward-looking information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition, changes in distributor relationship or performance, successful completion of the planned consolidation of the Affiliated Companies, and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months
Ended June 30, 1996

Gross Revenues and Cost of Sales

Gross revenues from beer and retail products totaled $30,064 for the quarter June 30, 1997 and $462,537 for the quarter ended June 30, 1996, a decrease of 94%. The decrease is due to Mile High's inability to effectively penetrate and establish its brand in the local Colorado market. During the first quarter of 1997, Mile High's management established a plan to sell the operating assets of Mile High and is looking for other contract brewing opportunities. Based on this plan and pursuant to SFAS 121, management has recorded a partial write-down of operating brewery assets to their estimated fair value. Management's estimate of this write-down, based on a pending offer, is $832,241. In addition, management estimates the cost to dispose of the assets to be $50,000, and this amount was recorded in the financial statements as of December 31, 1996, as part of the impairment loss. Until management's plans are finalized, Mile High intends to use advances from Nor'Wester's bridge loans from UBA to help finance activities. Mile High is currently operating on a limited basis as a contract brewer for a local brewery. No definitive agreement has been reached regarding the sale or lease of the facility, but management has received an offer of approximately $2 million in exchange for all of MHB's property and equipment and assumption of the facility lease.

Selling, General and Administrative

Selling, general and administrative expenses decreased to $28,723 for the quarter ended June 30, 1997 from $164,738 for the quarter ended June 30, 1996. The decrease is primarily attributable to management's decision to limit operations to third-party brewing contracts.

Net loss

As a result of the individual line items discussed above, net loss was $83,815 for the quarter ended June 30, 1997 compared to net loss of $274,491 for the quarter ended June 30, 1996.


Six Month Ended June 30, 1997 compared to Six Months Ended
June 30, 1996

Gross Revenues and Cost of Sales

Gross revenues from beer and retail products totaled $46,834 for the six months ended June 30, 1997 and $567,151 for the six months ended June 30, 1996, a decrease of 92%. The decrease is due to Mile High's inability to effectively penetrate and establish its brand in the local Colorado market. During the first quarter of 1997, Mile High's management established a plan to sell the operating assets of Mile High and is looking for other contract brewing opportunities. Based on this plan and pursuant to SFAS 121, management has recorded a partial write-down of operating brewery assets to their estimated fair value. Management's estimate of this write-down, based on a pending offer, is $832,241. In addition, management estimates the cost to dispose of the assets to be $50,000, and this amount was recorded in the financial statements as of December 31, 1996, as part of the impairment loss. Until management's plans are finalized, Mile High intends to use advances from Nor'Wester's bridge loans from UBA to help finance activities. Mile High is currently operating on a limited basis as a contract brewer for a local brewery. No definitive agreement has been reached regarding the sale or lease of the facility, but management has received an offer of approximately $2 million in exchange for all of MHB's property and equipment and assumption of the facility lease.

Selling, General and Administrative

Selling, general and administrative expenses decreased to $166,265 for the six months ended June 30, 1997 from $324,809 for the six months ended June 30, 1996. The decrease is primarily attributable to management's decision to limit operations to third-party brewing contracts.

Net loss

As a result of the individual line items discussed above, net loss was $241,025 for the six months ended June 30, 1997 compared to net loss of $508,798 for the six months ended June 30, 1996.


Liquidity and Capital Resources

Mile High had cash and cash equivalents at June 30, 1997, December 31, 1996 and December 31, 1996 of $0, $30,320 and $37,989, respectively.
Changes in cash and cash equivalents for the quarter ended June 30, 1997 primarily consisted of cash used in operating activities of $130,529, purchases of long-term assets of $6,504 and principal payments on capital lease obligations of $30,024, offset by increases in advances from affiliates of $115,903. Changes in cash and cash equivalents for the six months ended December31, 1996 are due primarily to cash used in operating activities, purchases of brewing and pub related equipment and principal payments on capital lease obligations offset by borrowings from affiliates.

Mile High's working capital deficit at June 30, 1997, December 31, 1996 and June 30, 1996 was $2,851,456, $2,662,424 and $871,039, respectively.
At June 30, 1997, December 31, 1996 and June 30, 1996 the current ratio was .01:1, .04:1 and 40:1, respectively.

Accounts payable at June 30, 1997, December 31, 1996 June 30, 1996 were $842,939, $816,664 and $392,481, respectively. Of the $842,939 in accounts payable at June 30, 1997, $835,940 was past due.

At June 30, 1997, Mile High had payables to WVI, its parent, and to other affiliated companies of $1,950,450. The payables to affiliates consist primarily of advances by WVI and Nor'Wester to construct Mile High's brewery and to support Mile High's operations. Management expects that the payables to affiliates will be eliminated upon completion of the Consolidation.

In November 1996, Mile High ceased its normal operations, except for a small amount of contract brewing for third party brewers during which time management's plan is to research various options for liquidating its assets or obtaining additional contract brewing opportunities. Mile High currently has no source of capital to finance its limited activities other than limited contract brewing revenue, advances under the UBA bridge loan and proceeds which may be derived from the liquidation of underutilized assets.

Mile High is dependent upon the receipt of additional amounts from UBA under the bridge loan and closing of the Investment. For a description of the general terms and conditions of the bridge loan from UBA see "Ancillary Agreements_UBA Bridge Loan Credit Agreement and Related Documents." No assurance can be given that UBA will loan Mile High further amounts under the bridge loan or that the Investments will close. See "Risk Factors_Dependence Upon Bridge Loans and Investments from United Brewers of America, Inc." If, for any reason, the Investment does not occur, alternative sources of debt financing and/or equity capital would have to be developed. There can be no assurance that such debt financing or capital will be available or, if available, under terms and conditions acceptable to Mile High. Mile High's inability to obtain additional capital could result in a material adverse effect on the purchase price received for Mile High's assets.

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits: None.

   (b) No reports were filed on Form 8-K during the quarter which this report is filed.


                            SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MILE HIGH BREWING COMPANY.



Date:   August 14, 1997  By _____________________
                            Jim Bernau
                            President



SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MILE HIGH BREWING COMPANY




Date:  August 14, 1997     By /s/ Jim Bernau
                        Jim Bernau
                        President